Form 10QSB
period 1996-06-30
XECOM CORP /NV
filed 1996-09-20
CIK 771160

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transaction period from _____________ to __________________.

                        Commission File Number 0-27706

                                   XECOM CORP.

             (Exact Name of Registrant as Specified in its Charter)

         Nevada                                         33-0664567
(State of Incorporation)                      I.R.S. Employer Identification No.

69-730 Highway 111, Suite 101, Rancho Mirage, California                92270
(Address of Principal Executive Office)                                Zip Code

Registrant's telephone number, including area code:       (619) 202-1555
______________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                  No____

The number of shares of stock of the registrant, par value .0001, outstanding as of September 10, 1996, was 8,854,892 shares of common stock; 1,200,000 Series A Preferred Shares; 4,156,000 Series B Preferred Shares; and 800,000 Series C Preferred Shares outstanding.

                            FORM 10-QSB REPORT INDEX

Form 10-QSB and Item No.                                                                                Page
- ------------------------                                                                                ----

PART 1 --Financial Information(1/)

Item 1.  Financial Statements

         Consolidated Balance Sheet -- Assets as of June 30, 1996
         (Unaudited).....................................................................................1

         Consolidated Balance Sheet -- Liabilities and Shareholders' Equity
         as of June 30, 1996 (Unaudited).................................................................2

         Consolidated Statements of Operations for the three months and six months ended
         June 30, 1996 and 1995 (Unaudited)..............................................................3

         Consolidated Statement of Shareholders' Equity for the six months ended June 30,
         1996 (Unaudited)................................................................................4

         Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
         1995 (Unaudited)................................................................................5

         Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of

         Operations......................................................................................8

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................12

Item 3.  Defaults Upon Senior Securities................................................................12

Item 6.  Exhibits and Reports on Form 8-K...............................................................13

- --------
(1/) The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          XECOM CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1996
                                   (Unaudited)

ASSETS

CURRENT ASSETS

         Cash                                                                                            $  228,500
         Accounts receivable, less allowance for
         doubtful accounts of $42,970                                                                       932,599
         Due to affiliates                                                                                  194,592
         Other receivables                                                                                  220,704
         Investments, available-for-sale                                                                    438,099
                                                                                                        -----------

                  TOTAL CURRENT ASSETS                                                                    2,014,494

PROPERTY AND EQUIPMENT, net                                                                              14,795,420

GOODWILL AND INTANGIBLE ASSETS, net                                                                       3,295,889

PREPAID CONSULTING FEE                                                                                    1,500,000

OTHER ASSETS                                                                                                184,262
                                                                                                        -----------

                  TOTAL ASSETS                                                                          $21,790,065
                                                                                                        ===========

                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1996
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                           $  3,834,729
         Accrued liabilities                                             648,753
         Dividends Payable                                               283,800
         Customer advance                                                 17,278
         Related party debt -- current portion                         1,956,242
         Capital lease obligations -- current portion                    725,659
         Note payable                                                  4,678,590
                                                                    ------------

                  TOTAL CURRENT LIABILITIES                           12,145,051

RELATED PARTY DEBT, net of current portion                                74,000

CAPITAL LEASE OBLIGATIONS, net of current portion                      5,049,310

MINORITY INTEREST                                                        323,720
                                                                    ------------

                  TOTAL LIABILITIES                                   17,592,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

         Common stock, $.0001 par value, 100,000,000 shares
         authorized 8,394,892 shares issued and outstanding                  839
         Preferred stock, $.0001 par value, 50,000,000 shares
         authorized, 6,131,000 shares issued and outstanding                 613
         Additional paid in capital                                    8,913,667
         Unrealized loss on securities available-for-sale               (562,400)
         Retained deficit                                             (4,154,735)
                                                                    ------------
         TOTAL SHAREHOLDERS' EQUITY                                    4,197,984
                                                                    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 21,790,065
                                                                    ============

                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     For Three Month                        For Six Month
                                                                   Period Ended June 30                  Period Ended June 30
                                                                  1996               1995               1996               1995
                                                                  ----               ----               ----               ----


NET SALES                                                      $ 1,379,064        $ 1,447,252        $ 2,831,716        $ 2,948,061

COST OF SALES                                                    1,171,529          1,263,921          2,342,097          2,316,012
                                                               -----------        -----------        -----------        -----------

         Gross Profit                                              207,535            183,331            489,619            632,049

OPERATING EXPENSES
         Selling, general and administrative expenses              633,495            443,703          1,299,294            870,772
         Depreciation and amortization                             274,723             64,290            428,195            116,242
                                                               -----------        -----------        -----------        -----------

         TOTAL OPERATING EXPENSES                                  908,218            507,993          1,727,489            987,014
                                                               -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                              (700,683)          (324,662)        (1,237,870)          (354,965)

OTHER INCOME (EXPENSES)
         Minority interests in consolidated subsidiaries             5,112             10,202             13,545              7,885
         Interest expense                                         (199,073)           (51,607)          (289,042)          (106,456)
         Other expenses                                             (2,675)           (43,161)            (3,338)           (42,866)
                                                               -----------        -----------        -----------        -----------

         TOTAL OTHER EXPENSES, NET                                (196,636)           (84,566)          (278,835)          (141,437)
                                                               -----------        -----------        -----------        -----------

LOSS BEFORE INCOME TAXES                                          (897,319)          (409,228)        (1,516,705)          (496,402)

         Income taxes                                                 --                 --                 --                 --

NET LOSS                                                       $  (897,319)       $  (409,228)       $(1,516,705)       $  (496,402)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER COMMON SHARE                                      $      (.11)       $    (1,169)       $      (.18)       $    (1,418)
                                                               ===========        ===========        ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING                                8,328,958                350          8,253,518                350
                                                               ===========        ===========        ===========        ===========




                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                            Common Stock                Preferred Stock
- ------------------------------------------------------------------------------------------------------------------------------------
                       Shares       Amounts        Shares      Amounts       Additional    Unrealized Loss  Retained       Total
                                                                              Paid in      on Securities    Deficit     Shareholders
                                                                              Capital      Available for                   Equity
                                                                                               Sale
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - Jan
1, 1996               7,939,892      $794         5,537,000       $554      $ 7,337,291   $  (562,400)   $(2,354,230)   $ 4,422,009
- ------------------------------------------------------------------------------------------------------------------------------------
   Shares Issued
   from Private
    Placements          455,000        45           594,000         59        1,176,376          --             --        1,176,480
- ------------------------------------------------------------------------------------------------------------------------------------
   Proceeds from
       Stock
   Subscription            --         --               --          --           400,000          --             --          400,000
- ------------------------------------------------------------------------------------------------------------------------------------
   Dividends on
  Preferred Stock          --         --               --          --              --            --         (283,800)      (283,800)
- ------------------------------------------------------------------------------------------------------------------------------------
   Net Loss for
    for the Six
      Months
  Ended June 30,
         1996              --         --               --          --              --            --       (1,516,705)    (1,516,705)
- ------------------------------------------------------------------------------------------------------------------------------------
  Balance - June
     30, 1996         8,394,892      $839         6,131,000       $613      $ 8,913,667    $ (562,400)   $(4,154,735)   $ 4,197,984
====================================================================================================================================



                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        FOR THE
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                        -------
                                                                                1996               1995
                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Loss                                                           $(1,516,705)       $  (496,402)
         Adjustments to reconcile net loss to net cash
         used in operating activities:

                  Depreciation and amortization                                 426,880            116,242
                  Compensation expense on issuance of Preferred Stock           120,000               --
                  Minority interest in subsidiary earnings                      (13,545)            (7,885)
         Changes in operating assets and liabilities:

                  Accounts receivable                                           (92,691)          (554,311)
                  Due from affiliates                                          (129,159)            55,392
                  Other receivables                                            (141,581)              --
                  Other assets                                                 (107,016)          (434,158)
                  Accounts payable                                             (330,170)           423,869
                  Accrued liabilities                                           326,330             63,264
                  Customer advances                                             (32,722)              --
                                                                            -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (1,490,379)          (833,989)
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchases of property and equipment                                   (115,440)          (125,571)
                                                                            -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                          (115,440)          (125,571)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from related party debt                                       255,000            456,500
         Payments on related party debt                                            --             (157,948)
         Proceeds from stock subscription                                       400,000               --
         Payments under capital lease obligations                              (111,944)           (60,251)
         Proceeds from capital contribution                                        --              419,000
         Proceeds from issuance of preferred stock                              594,000               --
         Proceeds from issuance of common stock                                 582,480               --
         Payments to Minority Interest in Partnerships                          (26,426)              --
                                                                            -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,693,110            657,301
                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                  87,291           (302,259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                141,209            314,352
                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   228,500        $    12,093
                                                                            ===========        ===========




                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

Supplemental Cash Flow Information

         Supplemental disclosures of cash flow information for the six months ended June 30, 1996 and 1995, are summarized as follows:

                                                                      1996              1995
                                                                     ------            ------
                  Cash paid for interest
                  income taxes
                           Interest                                 $  101,366       $   41,623
                           Income taxes                                   --               --

                  Noncash investing and financing activities:
                           Assets acquired by capital lease         $4,836,865             --
                           Assets acquired on credit                 6,523,125             --
                           Accrued Dividends                           283,800             --

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

Xecom Corp. (the "Company") has elected to omit substantially all footnotes to the Consolidated Financial Statements for the three and six months ended June 30, 1996, since there have been no material changes to the information previously reported by the Company in its Form 10-SB filing which became effective on August 6, 1996.

2.       Unaudited Information

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                          XECOM CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996, COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1995.

The following discussion of the Company's financial condition as of June 30, 1996 and results of operations for the six months ended June 30, 1996 and 1995, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-QSB.

The Company has limited operating history in its present business. The Company conducted substantially no business prior to September, 1995.

On September 8, 1995, the Company exchanged shares of restricted common stock and "to be issued" preferred stock of the Company for 70% of the outstanding common stock of SelecTel Corporation. For financial statement purposes, the transaction has been recorded under the Purchase Method, per Accounting Principal Board Opinion 16. (APB 16). "Accounting for Business Combinations," and as a reverse capitalization of the Company due to the fact that SelecTel Corporation provides substantially all of the historic and ongoing operations.

On December 12, 1995, the Company exchanged the restricted common stock of the Company for 100% of the outstanding common stock of Select Switch Systems, Inc. For financial statement purposes, the transaction has been recorded under the "Pooling of Interest" Method per APB 16.

The June 30, 1996 balance sheet and statement of operations and cash flows for the period ending June 30, 1996 and 1995, reflect the consolidation of the subsidiaries.

BUSINESS STRUCTURE

The Company provides facilities management services on an integrated basis to institutional telephone users in the U.S. Military, hotels, hospitals, colleges and universities, and other major markets. Services include installation and maintenance of related telecommunications - based equipment, and products and services such as long distance, data network and facsimile services.

In September, 1995, the Company acquired 70% of SelecTel Corporation through the issuance of 1,000,000 shares of restricted common stock, 1,000,000 shares of the Company's "to be issued" 10% Series B, preferred stock and an $1,500,000, 9% demand promissory note convertible into 1,200,000 shares of 11% of Series A, and 700,000 shares of Series B preferred stock at the note holder's option. As of December 31, 1995, the demand note conversion option had been exercised.

SelecTel Corporation was established in 1988, and has clients in 35 states, and 17 international countries. SelecTel is a nationwide telecommunication facility management and integrated AT&T data and long distance service provider. As a value added AT&T network services provider, the Company provides a single source service for the provisioning and management of a client's telecommunications services and equipment.

The Company sold SelecTel to Teletek, Inc. on August 14, 1996 for approximately $1,500,000 in cash, common stock in Teletek and Promissory Notes.

XECOM CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six months ended June 30, 1996, compared with the six months ended June 30, 1995

BUSINESS STRUCTURE (continued)

In December, 1995, the Company acquired 100% of the outstanding capital stock of Select Switch Systems, Inc., in exchange for 940,000 shares of restricted common stock.

Select Switch Systems, Inc. provides a variety of telecommunications systems and services to colleges and university dormitories and United States Army installations.

Since its inception in 1990, Select Switch Systems, Inc. has primarily concentrated on developing the small college and university segment of residential multi-tenant development market. At small colleges and universities, the Company contracts with the school for the exclusive right to provide local dial tone and long distance service at the school's dormitories for a ten year period. In addition, if requested, the Company will install cabling to provide data transmission and cable television to tenants.

Recently, Select Switch was awarded a ten-year exclusive contract by the Army and Air Force Exchange Services ("AFFES"), through the prime contractor, Sprint Communications Company L.P. ("Sprint"), to install, maintain and operate a turnkey residential barracks telephone service, including, if requested, wiring for cable television, at 30 Army installations throughout the United States. These bases comprise over 80,000 residents. In addition, the opportunity exists for the subcontract to be expanded to cover an additional 40 Army and Air Force installations totaling approximately 160,000 residents.

The Company is responsible for all costs and expenses associated with operating and maintaining the telecommunications equipment installed at the school and Army Bases. The telecommunications equipment remains the property of the Company.

RESULTS OF OPERATION

For the six months ended June 30, 1996, the Company had a loss from operations of $1,237,870 and a net loss of $1,516,705 ($0.18 per share) as compared to a loss from operations of $354,964 and a net loss of $496,402 (($1418 per share) for the same period in 1995.

The change in the elements of revenues and expenses in 1996 as compared to 1995 reflect the Company's expansion into installing and maintaining telephone switching equipment and voice mail systems, including cabling at the colleges and universities and Army and Air Force installations throughout the United States.

For the six months ended June 30, 1996, the Company's gross profit was $489,261 or 17.3%, as compared to $632,049 or 21% in 1995. The Company anticipates that the gross margin in 1996 will increase as the Company signs up subscribers and provides enhanced services in the collegiate and Army-Air Force programs.

Selling, general and administrative expense for 1996 amounted to $1,299,294, or 46% of net sales, as compared to $870,772, or 30% of net sales in 1995.

XECOM CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six months ended June 30, 1996, compared with the six months ended June 30, 1995

RESULTS OF OPERATION (continued)

General administrative expenses in 1996 included compensation and related payroll taxes of approximately $616,770, professional fees of $287,759 and rent, insurance and related office expenses of $394,765. For the 1995 six month period, operating expenses consisted of compensation and related expenses of approximately $470,615, professional fees of $104,402 and rent, insurance and related office expenses of $295,755.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, the Company utilized $1,490,379 in operating activities, utilized $115,440 investing activities and generated $1,693,110 in financing activities. This represents an increase of $87,291 in cash since December 31, 1995. The funds utilized in operating activities were attributable primarily to the $1,516,705 net loss for the period.

In September, 1995, the Company acquired 70% of SelecTel Corporation through the issuance of 1,000,000 shares of restricted common stock, 1,000,000 shares of 10% Series B preferred stock and a $1,500,000, 9% demand promissory note convertible into 1,200,000 shares of 11% Series A and 700,000 shares of Series B preferred stock at the note holder's option. As of December 31, 1995, the demand note conversion option had been exercised.

In December, 1995, the Company acquired 100% of the outstanding capital stock of Select Switch Systems, Inc., in exchange for 940,000 shares of restricted common stock.

The utilization of funds from investing activities was primarily attributable to the purchase of telephone switching and cabling equipment and installation costs associated with the college and university and Army base installations.

The Company generated $1,693,110 from financing activities during 1996. This was attributable primarily to the proceeds from the issuance of preferred and common stock which totaled $594,000 and $982,480 respectively, and proceeds of $255,000 from related party debt.

For the six months ended June 30, 1995, the Company utilized $833,989 in operating activities and $125,571 from investing activities and generated $657,301 from financing activities. The utilization in operating activities was primarily attributable to the net loss of $496,402. The utilization of funds from investing activities was attributable to the purchase and installation costs of telephone switching and cabling, associated with the college and university program. The Company received proceeds of $456,500 from related party debt and contributed capital of $419,000.

Where the Company provides long term telecommunications services to the colleges and universities and to AAFES, the Company installs state of the art Fujitsu Business Communications Systems, Inc. telecommunications equipment. The Company has available from 75% up to 100% lease financing from Fujitsu, through the CIT Group for all installation costs and equipment at the colleges and universities and AAFES installations.

XECOM CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six months ended June 30, 1996, compared with the six months ended June 30, 1995

LIQUIDITY AND CAPITAL RESOURCES (continued)

In addition, the Company intends to pursue outside financing as a vehicle to meet its working capital requirements. Although this pursuit may include loan negotiations with lending institutions, the Company has not established any sources of working capital financing. Where Fujitsu does not provide lease financing, the Company must fund the project through revenues generated from operations, other outside financing or proceeds from private equity or debt security offerings. The Company's cash requirements have been, and will continue to be, significant. In the event that these plans change or costs of operations prove greater than anticipated, the Company could be required to modify its operations or seek additional financing sooner than anticipated. However, there can be no assurance that additional financing will be available to the Company. The Company generated proceeds of $1,576,480 through the issuance of restricted preferred and common stock. Where possible, the Company may issue the Company's restricted securities in consideration for services or debt. As of December 31, 1995, a $1,500,000 demand promissory note was converted into 1,200,000 shares of Series "A" 11% preferred stock, and 700,000 shares of Series "B" 10% preferred stock. In lieu of monthly payments totaling $1,620,000, the Company issued 1,620,000 shares of Series "B" preferred stock to an investment banking company for services to be rendered pursuant to a contract.

On August 14, 1996, the Company sold it's 70% interest in SelecTel for approximately $1.5 million in cash, common stock and promissory notes.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on revenues or income during the past periods.

                          XECOM CORP. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is a defendant in an Adversary Proceeding brought on October 30, 1995 by American Telephone & Data, Inc. ("AT&D"), as Debtor- in-Possession in Chapter 11 Bankruptcy Action filed September 9, 1995, by AT&D in the in the U.S. Bankruptcy Court in Santa Ana, California. The principal issue in the Adversary Proceeding is whether the statutory foreclosure and private sale of SelecTel Corporation's stock by a director, stockholder and creditor of the Company to an unrelated third party of the collateral (a stock certificate representing 100% of the capital stock of SelecTel) securing a delinquent AT&D promissory note, constituted a preferential and, therefore, a voidable transfer of AT&D assets under the Bankruptcy Laws. Advice from counsel indicates that the legal claims in the Adversary Proceedings are to vigorously defended and all information to date reveals that the Company maintains a reasonable probability of success in defeating the claims.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in default on Related Party Indebtedness (current portion totaling $1,956,242). This amount is currently in dispute. Further the registrant paid no dividends, and is not in arrears in the payment of dividends for the quarter ended June 30, 1996.

                          XECOM CORP. AND SUBSIDIARIES

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits
                Exhibit 27. Financial Data Schedule


        B. Reports On Form 8-K

               The registrant did not file a report on Form 8-K during the quarter ended June 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  XECOM CORP.

                                                  By:/s/    JOSEPH C. VIGLIAROLO
                                                     ---------------------------
                                                           Joseph C. Vigliarolo
                                                           President

Date:  September 10, 1996