Form 10QSB
period 1996-09-30
XECOM CORP /NV
filed 1996-11-19
CIK 771160

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                       OR

(  )     TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transaction period from   _____________ to ______________

For Quarter Ended _____________________        Commission File Number    0-27706


                                   XECOM CORP
             (Exact Name of Registrant as Specified in its Charter)

              Nevada                                     33-0664567
 (State or other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or organization)

69-730 Highway 111, Suite 101, Rancho Mirage, California                92270

(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code            (619) 202-1555

________________________________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes X                           No ________

The number of shares of stock of the registrant, par value .001, outstanding as of November 10, 1996, was 10,664,892 shares of common stock; 1,200,000 Series A Preferred Shares; 3,556,000 Series B Preferred Shares; 830,000 Series C Preferred Shares outstanding and 20 Series D Preferred Shares.

                            FORM 10-QSB REPORT INDEX

                                                                                        Page
                                                                                        ----

Form 10-QSB and Item No.

PART I   FINANCIAL INFORMATION1

ITEM 1.  Financial Statements

        Consolidated Balance Sheet -- Assets as of September 30, 1996
        (Unaudited) ..............................................................        1

        Consolidated Balance Sheet -- Liabilities and Shareholders' Equity
        as of September 30, 1996 (Unaudited) .....................................        2

        Consolidated Statements of Operations for the three months and nine months
        ended September 30, 1996 and 1995 (Unaudited) ............................        3

        Consolidated Statement of Stockholders' Equity for the nine months
        ended September 30, 1996 (Unaudited) .....................................        4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1996 and 1995 (Unaudited) ............................        5 - 6

        Notes to Consolidated Financial Statements (Unaudited) ...................        7

ITEM 2. Managements' Discussion and Analysis of the Financial
        Condition and Results of Operations ......................................        8

PART II OTHER INFORMATION

Item 1. Legal Proceedings ........................................................        12

Item 3. Defaults Upon Senior Securities ..........................................        12

Item 6. Exhibits and Reports on Form 8-K .........................................        12


--------
         (1)The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          XECOM CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)


ASSETS


CURRENT ASSETS

         Cash                                                            $    19,824
         Accounts receivable, less allowance for doubtful accounts
         of -0-                                                              340,631
         Note Receivable                                                     287,500
         Due to affiliates                                                   343,000
         Other receivables                                                    45,079
         Investments, available-for-sale                                     974,350
                                                                         -----------

                  TOTAL CURRENT ASSETS                                     2,010,384

PROPERTY AND EQUIPMENT, net                                               18,491,926

GOODWILL AND INTANGIBLE ASSETS, net                                        1,812,867

PREPAID CONSULTING FEE                                                     1,440,000

OTHER ASSETS                                                                  48,500
                                                                         -----------

                                                                         $23,803,677
                                                                         ===========




                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                           $  2,861,446
         Accrued liabilities                                             650,132
         Dividends payable                                               446,450
         Customer advance                                                170,495
         Related party debt -- current portion                         1,961,617
         Capital lease obligations -- current portion                  1,478,722
         Note payable                                                  2,114,901
                                                                    ------------

                  TOTAL CURRENT LIABILITIES                            9,683,763



RELATED PARTY DEBT, net of current portion                                61,000

CAPITAL LEASE OBLIGATIONS, net of current portion                     10,335,009

MINORITY INTEREST                                                        386,931
                                                                    ------------

                  TOTAL LIABILITIES                                   20,466,703



COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

         Common stock, $.0001 par value, 100,000,000 shares
         authorized, 9,084,892 shares issued and outstanding                 908
         Preferred stock, $.0001 par value, 50,000,000 shares
         authorized, 6,186,020 shares issued and outstanding                 619
         Additional paid in capital                                    9,908,592
         Unrealized loss on securities available-for-sale               (907,650)
         Retained deficit                                             (5,665,495)
                                                                    ------------
         TOTAL SHAREHOLDERS' EQUITY                                    3,336,974
                                                                    ------------

                                                                    $ 23,803,677
                                                                    ============

                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30                           SEPTEMBER
                                                                         ------------                           ---------
                                                                  1996               1995               1996               1995
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $   799,464        $ 1,881,418        $ 3,631,180        $ 4,829,479

COST OF SALES                                                      810,539          1,486,363          3,152,636          3,802,375
                                                               -----------        -----------        -----------        -----------

         Gross Profit                                              (11,075)           395,055            478,544          1,027,104

OPERATING EXPENSES
         Selling, general and administrative expenses              824,694            707,135          2,123,988          1,577,907
         Depreciation and amortization                             208,712             98,409            636,907            214,651
                                                               -----------        -----------        -----------        -----------

                  TOTAL OPERATING EXPENSES                       1,033,406            805,544          2,760,895          1,792,558
                                                               -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                            (1,044,481)          (410,489)        (2,282,351)          (765,454)

OTHER INCOME (EXPENSES)
         Minority interests in consolidated subsidiaries           (12,753)           (14,007)               792              6,122
         Interest expense                                         (301,394)           (55,867)          (590,436)          (162,323)
         Other expenses                                             10,518                558              7,180            (42,308)
                                                               -----------        -----------        -----------        -----------

                  TOTAL OTHER EXPENSES, NET                       (303,629)           (69,316)          (582,464)          (198,509)
                                                               -----------        -----------        -----------        -----------

LOSS BEFORE INCOME TAXES                                        (1,348,110)          (479,805)        (2,864,815)          (963,963)

         Income taxes                                                 --                 --                 --                 --

NET LOSS                                                       $(1,348,110)       $  (479,805)       $(2,864,815)       $  (963,963)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER COMMON SHARE                                      $      (.15)       $      (.09)       $      (.34)       $      (.32)
                                                               ===========        ===========        ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING                                8,800,436          5,639,022          8,437,155          3,005,753
                                                               ===========        ===========        ===========        ===========





                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)











                                                                 Common Stock                  Preferred Stock
------------------------------------------------------------------------------------------------------------------------
                                                             Shares         Amounts           Shares        Amounts


------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1996                                     7,939,892         $794           5,537,000        $554
------------------------------------------------------------------------------------------------------------------------
Shares Issued from Private Placements                         455,000           45             849,020          85
------------------------------------------------------------------------------------------------------------------------
Proceeds from Stock Subscription                                 --             --                --            --
------------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                     --             --                --            --
------------------------------------------------------------------------------------------------------------------------
Conversion of Preferred B to Common Stock                     400,000           40            (200,000)        (20)
------------------------------------------------------------------------------------------------------------------------
Stock Paid in Lieu of Services Rendered                       290,000           29                --            --
------------------------------------------------------------------------------------------------------------------------
Unrealized Loss on Securities Available for Sale                 --             --                --            --
------------------------------------------------------------------------------------------------------------------------
Net Loss for the Nine Months Ended September 30, 1996            --             --                --            --
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                                 9,084,892         $908           6,186,020        $619
------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                                           Additional Paid  Unrealized Loss on    Retained    Total Shareholders
                                                              in Capital    Securities Available  Deficit           Equity
                                                                                   for Sale
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1996                                       $ 7,337,291       $(562,400)     $(2,354,230)     $ 4,422,009
--------------------------------------------------------------------------------------------------------------------------------
Shares Issued from Private Placements                           1,881,350            --               --          1,881,480
--------------------------------------------------------------------------------------------------------------------------------
Proceeds from Stock Subscription                                  400,000            --               --            400,000
--------------------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                         --              --           (446,450)        (446,450)
--------------------------------------------------------------------------------------------------------------------------------
Conversion of Preferred B to Common Stock                             (20)           --               --               --
--------------------------------------------------------------------------------------------------------------------------------
Stock Paid in Lieu of Services Rendered                           289,971            --               --            290,000
--------------------------------------------------------------------------------------------------------------------------------
Unrealized Loss on Securities Available for Sale                     --          (345,250)            --           (345,250)
--------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Nine Months Ended September 30, 1996                --              --         (2,864,815)      (2,864,815)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                                   $ 9,908,592       $(907,650)     $(5,665,495)     $ 3,336,974
--------------------------------------------------------------------------------------------------------------------------------



                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE
                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                             ------------
                                                                       1996               1995
                                                                       ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                  $(2,864,815)       $  (963,963)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
                  Depreciation and amortization                        623,915            214,651
                  Compensation expense on issuance of  Stock           270,000               --
                  Minority interest in subsidiary earnings                (792)            (6,122)
         Changes in operating assets and liabilities:
                  Accounts receivable                                 (532,423)        (1,206,654)
                  Due from affiliates                                 (146,259)            99,374
                  Other receivables                                     26,338            235,778
                  Other assets                                         (98,563)          (388,969)
                  Accounts payable                                    (137,802)           836,310
                  Accrued liabilities                                  352,088            118,339
                  Customer advances                                    120,495             75,000
                                                                   -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                               (2,387,818)          (986,256)
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                          (262,910)          (143,694)
         Proceeds from Sale of Subsidiary                              318,000               --
         Payments on Note Receivable                                    12,500               --
                                                                   -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                   67,590           (143,694)
                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from related party debt                              255,000            667,500
         Payments on related party debt                                   --             (182,949)
         Proceeds from stock subscription                              400,000               --
         Payments under capital lease obligations                     (285,860)           (93,291)
         Proceeds from capital contribution                               --              419,000
         Proceeds from issuance of preferred stock                   1,299,000               --
         Proceeds from issuance of common stock                        582,480            117,000
         Payments to Minority Interest in Partnerships                 (51,777)            (3,085)
                                                                   -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,198,843            924,175
                                                                   -----------        -----------

NET INCREASE (DECREASE) IN CASH                                       (121,385)          (205,775)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       141,209            314,352
                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    19,824        $   108,577
                                                                   ===========        ===========


                 See Notes to Consolidated Financial Statements

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


Supplemental Cash Flow Information

         Supplemental disclosures of cash flow information for the nine months ended September 30, 1996 and 1995, are summarized as follows:


                                                      1996              1995
                                                      ----              ----

Cash paid for interest and income taxes
         Interest                                 $   320,950       $    62,450
         Income Taxes                                    --                --

Noncash investing and financing activities:
         Assets acquired by capital lease         $11,049,543       $   246,255
         Assets acquired on credit                  4,248,923           485,338
         Accrued Dividends                            446,450              --

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       General

         Xecom Corp. (the "Company") has elected to omit substantially all footnotes to the Consolidated Financial Statements for the three and nine months ended September 30, 1996, since there have been no material changes to the information previously reported by the Company in its Form 10-SB filing which became effective on August 6, 1996.

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

                          XECOM CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

The following discussion of the Company's financial condition as of September 30, 1996 and results of operations for the nine months ended September 30, 1996 and 1995, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-QSB.

On September 8, 1995, the Company exchanged shares of restricted common stock and preferred stock of the Company for 70% of the outstanding common stock of SelecTel Corporation. For financial statement purposes, the transaction has been recorded under the Purchase Method, per Accounting Principal Board Opinion 16. (APB16).

On December 12, 1995, the Company exchanged the restricted common stock of the Company for 100% of the outstanding common stock of Select Switch Systems, Inc. For financial statement purposes, the transaction has been recorded under the "Pooling of Interest" Method per APB 16.

The September 30, 1996 balance sheet and statement of operations and cash flows for the period ending September 30, 1996 and 1995, reflect the consolidation of the subsidiaries.

BUSINESS STRUCTURE

The Company provides facilities management services on an integrated basis to institutional telephone users in the U.S. Military and colleges and universities. Services include installation and maintenance of related telecommunications - based equipment, and products and services such as long distance, data network and facsimile services.

In September, 1995, the Company acquired 70% of SelecTel Corporation through the issuance of 1,000,000 shares of restricted common stock, 1,000,000 shares of the Company's 10% Series B, preferred stock and an $1,500,000, 9% demand promissory note convertible into 1,200,000 shares of 11% of Series A, and 700,000 shares of Series B preferred stock at the note holder's option. As of December 31, 1995, the demand note conversion option had been exercised.

The Company sold SelecTel to Teletek on August 14, 1996 for approximately $1,500,000 in cash, common stock in Teletek and Promissory Notes.

XECOM CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1996, compared with nine months ended September 30, 1995

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

Select Switch was awarded a ten-year exclusive contract by the Army and Air Force Exchange Services ("AAFES"), through the prime contractor, Sprint Communications Company L.P. ("Sprint"), to install, maintain and operate a turnkey residential barracks telephone service, including, if requested, wiring for cable television, at 32 Army installations throughout the United States. These bases comprise over 60,000 residents. In addition, the opportunity exists for the subcontract to be expanded to cover an additional 40 Army and Air Force installations totaling approximately 160,000 residents.

The Company is responsible for all costs and expenses associated with operating and maintaining the telecommunications equipment installed at the school and Army Bases. The telecommunications equipment remains the property of the Company.

RESULTS OF OPERATION

For the nine months ended September 30, 1996, the Company had a loss from operations of $2,282,351 and a net loss of $2,864,815 ($0.34 per share) as compared to a loss from operations of $765,454 and a net loss of $963,963 ($0.32 per share) for the same period in 1995.

The change in the elements of revenues and expenses in 1996 as compared to 1995 reflect the Company's expansion into installing and maintaining telephone switching equipment and voice mail systems, including cabling at the colleges and universities and Army and Air Force installations throughout the United States. In August, 1996, the Company sold its SelecTel subsidiary, therefore the operations of the Company will reflect solely the operations of the Select Switch subsidiary. Operating and administrative costs far exceed revenues in 1996 and will continue during the ramp-up stage of this project until such time that the Company signs up enough subscribers to meet such costs.

XECOM CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 1996, the Company's gross profit was $478,544, or 13% of net sales, as compared to $1,027,104, or 21% of net sales in 1995. The Company anticipates that the gross margin in 1996 will increase as the Company signs up subscribers and provides enhanced services in the collegiate and Army-Air Force programs. Selling, general and administrative expense for 1996 amounted to $2,123,988, or 58%, of net sales, as compared to $1,577,907, or 33%, of net sales.

General administrative expenses in 1996 included compensation and related payroll taxes of approximately $1,078,192, professional fees of $368,363 and rent, insurance, public relations and related offices expenses of $677,453. For the 1995 nine month period, operating expenses consisted of compensation and related expenses of approximately $823,755, professional fees of $166,800 and rent, insurance and related office expenses of $587,352.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, the Company utilized $2,387,818 in operating activities, generated $67,590 in investing activities and generated $2,198,843 in financing activities. This represents a decrease of $121,385 in cash since December 31, 1995. The funds utilized in operating activities were attributable primarily to the $2,864,815 net loss for the period.

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

The $67,590 of funds generated from investing activities was attributable to the sale of the Company's SelecTel subsidiary offset by the telephone switch and cabling equipment and installation costs associated with the college and university and Army base installations.

The Company generated $2,198,843 from financing activities during 1996. This was attributable primarily to the proceeds from the issuance of preferred and common stock which totaled $2,281,480 and proceeds of $255,000 from related party debt.

XECOM CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1996, compared with the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES (continued)

For the nine months ended June 30, 1995, the Company utilized $986,256 in operating activities and $143,694 from investing activities and generated $924,175 from financing activities. The utilization in operating activities was primarily attributable to the net loss of $963,963. The utilization of funds from investing activities was attributable to the purchase and installation costs of telephone switching and cabling, associated with the college and university program. The company received proceeds of $667,500 from related party debt and contributed capital of $419,000.

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

If necessary, the Company will pursue outside financing as a vehicle to meet its working capital requirements. This pursuit may include loan negotiations with lending institutions or proceeds from private equity or debt security offerings. Recent changes in contract terms will markedly improve cash flow and earnings, and current negotiations with lenders are expected to eliminate the need for further capital contributions for the completionof these 32 Army installations. The Company generated proceeds of $2,281,480 through the issuance of restricted preferred and common stock. Where possible, the Company may issue the Company's restricted securities in consideration for services or debt. As of December 31, 1995, a $1,500,000 demand promissory note was converted into 1,200,000 shares of Series "A" 11% preferred stock, and 700,000 shares of Series "B" 10% preferred stock. In lieu of monthly payments totaling $1,620,000, the Company issued 1,620,000 shares of Series "B" preferred stock to an investment banking company for services to be rendered pursuant to a contract.

On August 14, 1996, the Company sold it's 70% interest in SelecTel for approximately $1.5 million in cash, common stock and promissory notes.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on revenues or income during the past periods.

XECOM CORP. AND SUBSIDIARIES
PART II  - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS


The Company was a defendant in an Adversary Proceeding brought on October 30, 1995 by American Telephone & Data, Inc. ("AT&D"), as Debtor-in-Possession in Chapter 11 Bankruptcy Action filed September 9, 1995, by AT&D in the U.S. Bankruptcy Court in Santa Ana, California.

On November 8, 1996, the Company received a Stipulation for Dismissal of the entire action without prejudice.

In October, 1996, the Company filed a lawsuit against former officers, directors and investors of its Select Switch subsidiary for conspiracy to defraud, intentional and negligent interference with prospective economic advantage and breach of fiduciary duty.

These same investors and former directors of the Select Switch subsidiary have filed a suit for recovery of certain related party debt which is currently in default.


Item 3.           DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in default on Related Party Indebtedness (current portion totaling $1,961,617. This amount is currently in dispute. Further the registrant paid no dividends, and is not in arrears in the payment of dividends for the quarter ended September 30, 1996.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.  Exhibits
                           Exhibit 27.  Financial Data Schedule

                  B.  Reports on form 8-K
                           This registrant filed a report on Form 8-K during the quarter ended September 30, 1996, on the sale of its SelecTel subsidiary.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.


                                                 XECOM CORP.


                                                 BY: /s/JOSEPH C. VIGLIAROLO
                                                     ---------------------------
                                                     JOSEPH C. VIGLIAROLO
                                                     PRESIDENT

NOVEMBER 15, 1996