Form 10KSB
period 1996-12-31
XECOM CORP /NV
filed 1997-06-10
CIK 771160

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

                        Commission file number: 000-27706

                                    XECOM CORP.
            (Name of small business issuer specified in its charter)

                    Nevada                                 87-0421183
     ---------------------------------                 -------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

         69-730 Highway 111, Suite 101, Rancho Mirage, California 92270
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  619-202-1555
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
               Title of each class                on which registered
               -------------------               ----------------------
                      None                                 None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.0001 par value per share
                    ------------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
  Yes         No  X
      -----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1996 were $4,632,318.

The number of shares outstanding of the issuer's common stock as of __________, 1997, was ___________ shares. The aggregate market value of the common stock (___________ shares) held by non-affiliates, based on the average of the bid and asked prices ($_________) of the common stock as of __________, 1997 was $__________.

Transactional Small Business Disclosure Format (Check one): Yes     No X
                                                                ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Room 1400, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2411, and copies of such materials can be obtained from the Public Reference Section at prescribed rates. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

     Xecom Corp. (the "Company") is filing an incomplete annual report on Form 10-KSB, which includes only the Company's financial statements for the fiscal year ended December 31, 1996. An amended Form 10-KSB, containing all the information required under the Exchange Act, will be filed by the Company in the immediate future.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this Item 7 are attached as Exhibit "A" hereto and are incorporated herein by reference.

                                                                 EXHIBIT A








                          XECOM CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                                 C O N T E N T S






                                                                          PAGE

INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . 1

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS AS OF  DECEMBER 31, 1996 AND 1995 . . . . 2

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . 3

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE
          YEARS ENDED DECEMBER 31, 1996 AND 1995 . . . . . . . . . . . . . 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
          DECEMBER 31, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . 5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . .6 - 19

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
XECOM CORP:

We have audited the accompanying consolidated balance sheets of Xecom Corp. (a Nevada corporation) and its subsidiaries (Note A) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xecom Corp. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company's default on certain loan agreements, recurring losses, decreases in working capital, and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


Harlan & Boettger, LLP
San Diego, California
April 24, 1997

                          XECOM CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

   ASSETS                                                                    As of December 31,
                                                                       -----------------------------
                                                                          1996                1995
                                                                       ----------          ----------
CURRENT ASSETS
   Cash                                                                $  55,595          $  141,209
   Accounts receivable, less allowance for doubtful accounts
      of $130,300 and $54,580                                            366,385             839,908
   Due from affiliates                                                    26,123              65,433
   Other receivables                                                      58,800              79,123
   Investments, available-for-sale (Note D)                              110,013             437,600
                                                                     -----------          ----------
      TOTAL CURRENT ASSETS                                               616,916           1,563,273

PROPERTY AND EQUIPMENT, net (Note C)                                  21,220,153           3,626,642

INTANGIBLE ASSETS, net (Notes A and B)                                    76,940              94,216

PREPAID CONSULTING FEE (Note E)                                        1,125,972           1,246,734

OTHER ASSETS                                                             277,445              77,745
                                                                     -----------          ----------
                                                                     $23,317,426        $  6,608,610
                                                                     -----------          ----------
                                                                     -----------          ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                 $  2,934,823        $  2,320,566
   Accrued liabilities                                                 1,194,410             241,775
   Payroll taxes payable                                                 163,961             113,668
   Customer advance                                                            -              50,000
   Related party debt - current portion (Note F)                       1,060,000             812,625
   Capital lease obligations - current portion (Note H)                3,260,116             205,241
                                                                     -----------          ----------
      TOTAL CURRENT LIABILITIES                                        8,613,310           3,743,875

CONTINGENT LIABILITY (Note H)                                            700,000                   -

CAPITAL LEASE OBLIGATIONS, net of current portion (Note H)            14,276,645             844,807

MINORITY INTEREST (Note A)                                               365,456             421,957
                                                                     -----------          ----------
      TOTAL LIABILITIES                                               23,955,411           5,010,639

COMMITMENTS AND CONTINGENCIES (Note H)                                         -                   -

SHAREHOLDERS' EQUITY (DEFICIT)(Note J)
   Preferred stock, $0.0001 par value, 50,000,000 shares
      authorized, 5,756,020 and 5,537,000 shares issued
      and outstanding December 31, 1996 and 1995, respectively               576                 554
   Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 10,074,892 and 7,939,892 shares issued and
      outstanding December 31, 1996 and 1995, respectively                 1,007                 794
   Additional paid in capital - preferred stock                        4,078,041           3,028,526
   Additional paid in capital - common stock                           1,871,927             700,177
   Less stock subscription receivable                                          -            (400,000)
   Unrealized loss on investments, available-for-sale (Note D)           (90,000)                  -
   Nonparticipating SelecTel shareholders' interests                           -             (56,409)
   Retained deficit                                                   (6,499,536)         (1,675,671)
                                                                     -----------          ----------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (637,985)          1,597,971
                                                                     -----------          ----------
                                                                     $23,317,426        $  6,608,610
                                                                     -----------          ----------
                                                                     -----------          ----------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                          XECOM CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                    --------------------------------
                                                                            1996                1995
                                                                    --------------------------------
NET SALES                                                           $  4,632,318        $  5,523,872

COST OF SALES                                                          3,922,990           4,676,698
                                                                    ------------        ------------
   Gross Profit                                                          709,328             847,174

OPERATING EXPENSES
   Selling, general and administrative expenses                        2,570,451           1,055,746
   Depreciation and amortization                                         949,745              43,734
                                                                    ------------        -------------
      TOTAL OPERATING EXPENSES                                         3,520,196           1,099,480
                                                                    ------------        -------------
LOSS FROM OPERATIONS                                                  (2,810,868)           (252,306)

GAIN ON SALE OF SUBSIDIARY (Note K)                                      537,076                   -

OTHER INCOME (EXPENSES)
   Minority interests in consolidated subsidiaries,
      net income                                                          23,819              68,247
   Interest expense                                                     (970,947)            (30,977)
   Realized loss on investments, available-for-sale
      (Note D)                                                          (627,587)           (562,400)
   Realized loss on impairment of assets to be disposed of
      (Note L)                                                          (290,835)                  -
   Other income (expenses)                                                17,963              (3,163)
   Contingent loss (Note H)                                             (700,000)                  -
                                                                      -----------       -------------
      TOTAL OTHER EXPENSES, NET                                       (2,547,587)           (528,293)
                                                                      -----------       -------------
LOSS BEFORE INCOME TAXES                                              (4,821,379)           (780,599)

   Income taxes (Note G)                                                  (2,486)             (1,611)
                                                                      -----------       -------------
NET LOSS                                                             $(4,823,865)        $  (782,210)
                                                                      -----------       -------------
                                                                      -----------       -------------

NET LOSS PER COMMON SHARE                                                $  (.62)            $  (.21)
                                                                      -----------       -------------
                                                                      -----------       -------------

AVERAGE COMMON SHARES OUTSTANDING                                      8,752,207           3,791,780
                                                                      -----------       -------------
                                                                      -----------       -------------



                The accompanying notes are an integral part of these
                         consolidated financial statements

                          XECOM CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                   Nonparticipating
                              Common Stock        Preferred Stock     Additional       SelecTel
                             ---------------     -----------------     Paid-in       Shareholders'
                             Shares   Amount      Shares     Amount    Capital         Interest
                             ------   ------      ------     ------   ----------   ----------------
BALANCE, DECEMBER 31, 1994      350     $  -           -       $  -    $488,453        $(173,793)
  Capital contributions           -        -           -          -     433,300                -
  Common stock private
    placement               600,000       60           -          -     499,940                -
  Reverse merger of
    Xecom (Note B)        6,399,542      640   2,900,000        290     991,061                -
  Issuance of common
    stock for acquired
    company (Note B)        940,000       94           -          -    (947,521)               -
  Series B preferred
    stock issued for
    services                      -        -   1,620,000        162   1,246,572                -
  Series B preferred
    stock private
    placement                     -        -   1,017,000        102   1,016,898                -
  Less stock
    subscription
    receivable                    -        -           -          -    (400,000)               -
  Minority interest               -        -           -          -           -          117,384
  Net loss                        -        -           -          -           -                -
                         ----------   ------   ---------    -------  ----------       ----------
BALANCE, DECEMBER 31,
  1995                    7,939,892   $  794   5,537,000     $  554  $3,328,703       $  (56,409)
  Issuance of common
    stock for cash          555,000       55           -          -     622,445                -
  Issuance of common
    stock for services      320,000       32           -          -     309,968                -
  Preferred Series C
    issued for cash               -        -     830,000         83     829,917                -
  Payment of stock
    subscription
    receivable                    -        -           -          -     400,000                -
  Preferred Series D
    issued for cash               -        -          20          -     440,000                -
  Preferred Series B
    issued for cash               -        -      19,000          2      18,998                -
  Preferred Series B
    converted to common   1,260,000      126    (630,000)       (63)        (63)               -
  Change in unrealized
    loss on investments,
    available-for-sale            -        -           -           -           -                -
  Minority interest               -        -           -           -           -           56,409
  Net loss                        -        -           -           -           -                -
                         ----------   ------   ---------     -------  ----------       ----------
BALANCE, DECEMBER 31,
   1996                  10,074,892   $1,007   5,756,020      $  576  $5,949,968             $  -
                         ----------   ------   ---------     -------  ----------       ----------
                         ----------   ------   ---------     -------  ----------       ----------



                                 Unrealized
                                  Loss on                    Total
                                 Investments              Shareholders'
                                 Available-    Retained      Equity
                                 For-Sale       Deficit     (Deficit)
                               -------------  ----------  -------------
BALANCE, DECEMBER 31, 1994       $  -         $(893,970)   $(579,310)
  Capital contributions             -                 -      433,300
  Common stock private
    placement                       -                 -      500,000
  Reverse merger of
    Xecom (Note B)                  -               509      992,500
  Issuance of common
    stock for acquired
    company (Note B)                -                 -     (947,427)
  Series B preferred
    stock issued for
    services                        -                 -    1,246,734
  Series B preferred
    stock private
    placement                       -                 -    1,017,000
  Less stock
    subscription
    receivable                      -                 -     (400,000)
  Minority interest                 -                 -      117,384
  Net loss                          -          (782,210)    (782,210)
                             --------       -----------   ----------
BALANCE, DECEMBER 31,
  1995                           $  -       $(1,675,671)  $1,597,971
  Issuance of common
    stock for cash                  -                 -      622,500
  Issuance of common
    stock for services              -                 -      310,000
  Preferred Series C
    issued for cash                 -                 -      830,000
  Payment of stock
    subscription
    receivable                      -                 -      400,000
  Preferred Series D
    issued for cash                 -                 -      440,000
  Preferred Series B
    issued for cash                 -                 -       19,000
  Preferred Series B
    converted to common             -                 -            -
  Change in unrealized
    loss on investments,
    available-for-sale        (90,000)                -      (90,000)
  Minority interest                 -                 -       56,409
  Net loss                          -        (4,823,865)  (4,823,865)
                             --------       -----------   ----------

BALANCE, DECEMBER 31, 1996   $(90,000)      $(6,499,536)   $(637,985)
                             --------       -----------   ----------
                             --------       -----------   ----------



  The accompanying notes are an integral part of these consolidated financial statements.

                          XECOM CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                        -----------------------------
                                                                             1996                1995
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $(4,823,865)         $  (782,210)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                   949,745              43,734
         Minority interest in subsidiary earnings                        (80,055)            (68,534)
         Gain on sale of subsidiary                                     (537,076)                  -
         Realized loss on investments, available-for-sale                237,600             562,400
         Realized loss on impairment of assets to be disposed of         290,835                   -
         Common stock issued for services                                310,000                   -
         Contingent loss                                                 700,000                   -
         Changes in operating assets and liabilities:
            Accounts receivable                                         (295,714)           (238,106)
            Other receivables                                            (12,480)             (8,971)
            Accounts payable                                           1,850,597             347,824
            Accrued liabilities                                          465,395              34,431
            Payroll taxes payable                                        163,961                   -
            Customer advances                                                  -              50,000
                                                                       ----------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                   (781,057)            (59,432)
                                                                       ----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (2,082,373)         (1,335,277)
   Due from affiliates                                                    39,310             (65,433)
   Other assets                                                          120,749                (814)
   Deposits                                                             (211,391)                  -
                                                                      -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (2,133,705)         (1,401,524)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party debt                                      255,000                   -
   Payments on related party debt                                              -            (200,000)
   Payments under capital lease obligations                             (227,852)                  -
   Payments of stock subscription receivable                             400,000                   -
   Proceeds from capital contribution before reverse merger                    -             433,300
   Proceeds from preferred stock Series B private placement               19,000           1,017,000
   Proceeds from issuance of preferred Series C stock                    830,000                   -
   Proceeds from issuance of preferred Series D stock                    440,000                   -
   Proceeds from issuance of common stock                                622,500             100,000
   Nonparticipating SelecTel shareholders' interests                           -             185,918
   Proceeds from sale of subsidiary                                      490,500                   -
                                                                       ---------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,829,148           1,536,218
                                                                       ---------           ----------
NET INCREASE (DECREASE) IN CASH                                          (85,614)             75,262

CASH, BEGINNING OF YEAR                                                  141,209              65,947
                                                                       ---------          -----------
CASH, END OF YEAR                                                      $  55,595          $  141,209
                                                                       ---------          -----------
                                                                       ---------          -----------

                    The accompanying notes are an integral part of these
                              consolidated financial statements.

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Xecom Corp. (a Nevada corporation incorporated on May 2, 1985), its wholly owned subsidiary, Select Switch Systems, Inc. (Select) including its 80% partnership interest in Select Switch Systems # 1 Ltd., and its majority owned subsidiary, SelecTel Corporation (SelecTel) (see footnote K), (together "the Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

     The Company is primarily engaged in installing, maintaining and operating turnkey residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company LP, to the nation's Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases.

     BASIS OF ACCOUNTING

     The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt or equity instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 1996 and 1995.

     FAIR VALUE

     The Company has cash, receivables and accounts payable for which the carrying value approximates fair value due to the short-term nature of these instruments.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
 A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     INTANGIBLE ASSETS

     Intangible assets of $76,940 and $94,216 at December 31, 1996 and 1995, respectively, consist of telecommunication agreements the Company's wholly owned subsidiary, Select, had with certain colleges and universities. In 1994, Select contributed telecommunications equipment and the related agreements for four colleges as consideration for a 80% interest in a Limited Partnership. The limited partnership which has been consolidated with Select, recorded intangible assets representing the value of Select's 80% partner interest in the excess of the book value of the telecommunications equipment transferred to the partnership. Intangible assets are amortized using the straight-line method over 10 years. Accumulated amortization was $45,364 and $28,088 as of December 31, 1996 and 1995, respectively.

     MINORITY INTEREST

     Minority interest represents the 20% limited partners interest in the net assets of the limited partnership, Select Switch Systems #1 Ltd.

     REVENUE RECOGNITION

     Revenue derived from telephone services and usage fees is billed and recorded monthly as the services are provided.

     NET LOSS PER SHARE

     The net loss per share is computed by dividing the net loss adjusted for preferred dividends in arrears by the weighted average number of shares outstanding during the period. Preferred stock Series A, B, and C were determined to be non-common stock equivalents. Series D preferred stock is a common stock equivalent. The effect of convertible securities is excluded from the computation because the effect on the net loss per common share would be anti-dilutive.

     INCOME TAXES

     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (FAS No.109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company periodically has money in a financial institution that is subject to normal credit risk beyond insured amounts. The Company believes that no significant concentration of credit risk exists with respect to cash investments.

     Regarding accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

     ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 1996 the Company adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (FAS No.123). FAS No.123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of APB No.25 in measuring stock-based compensation, while complying with the disclosure requirements of FAS No.123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will continue to apply APB No.25, while complying with FAS No.123 disclosure requirements (see Note J).

B.   RESTATED TRANSACTIONS:

     The following transactions which were recorded for the year ended December 31, 1995 have been restated as follows:

     ACQUISITION OF SELECTEL CORPORATION

     The acquisition of 70% of SelecTel has been restated and recorded by the Company as a reverse merger in accordance with CICA "Business Combinations", and Accounting Principle Board Opinion No. 16 (APB No. 16) "Business Combinations".

     In September 1995, Xecom Corp. acquired 70% of SelecTel through the issuance of 1,000,000 shares of common stock, 1,000,000 shares of 10% Series B cumulative, convertible, nonparticipating preferred stock and a $1,500,000 9% demand promissory note which was converted by the note holder into 1,200,000 shares of 11% Series A, cumulative, convertible, participating preferred stock and an additional 700,000 shares of Series B preferred stock.

     The Company originally recorded the transaction under the Purchase Method, in accordance with APB No.16 and valued the investment at $3,270,000 which was reflected in the consolidated financial statements under the caption Goodwill and Intangible Assets.

     Based on Reverse Merger accounting, the Company has recorded an investment of $28,293 based on their 70% ownership of the net assets of SelecTel Corporation on the date of acquisition (September 8, 1995). Due to the fact that Xecom Corp. had minimal operations for the three years prior to the reverse merger the consolidated operations for the period from January 1, 1995 to September 8, 1995 are the operation solely of SelecTel Corporation. On the date of acquisition the cumulative retained deficit of Xecom Corp. of $306,019 was eliminated against additional paid in capital and replaced with the retained deficit of SelecTel Corporation of $893,461. The net effect on the restated financial statements was the elimination of $3,241,707 in goodwill and a reduction in shareholders' equity of $3,241,707.

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

B.   RESTATED TRANSACTIONS: (CONTINUED)

     ACQUISITION OF SELECT SWITCH SYSTEMS, INC.

     The acquisition of 100% of Select has been restated and recorded by the Company under the Purchase Method per APB No. 16.

     In December 1995, Xecom Corp. acquired 100% of the outstanding common stock of Select for 940,000 shares of common stock.

     The Company originally recorded the transaction under the Pooling of Interest Method per APB No.16 and included the operations of Select in the Consolidated Statements of Operations for the year ended December 31, 1995.

     The proforma consolidated net sales and net loss for the year ended December 31, 1995 would have been $6,205,631 and $2,210,436, respectively, if the companies had combined at the beginning of the period. The proforma net loss per common share would have been $.47 per share.

     The operations of Select have been included in the Consolidated Statements of Operations only for the period after the date of acquisition (December 12, 1995). The Company recorded a negative investment of $(947,427) based on the negative net worth of Select on the date of acquisition. The negative net worth included approximately $963,000 of additional paid in capital which was previously classified as related party debt. The net effect of this restated transaction on the financial statements was a reduction in shareholders' equity of $947,427 and a reduction of consolidated net loss of $1,487,735 for the year ended December 31, 1995.

     STOCK ISSUED FOR PREPAID CONSULTING AGREEMENT

     The Company originally recorded a $1,620,000 asset, "Prepaid Consulting Fee", based on the gross monthly payment stream required over the 5 year life of the agreement (see Note E).

     The Company has restated the asset, "Prepaid Consulting Fee", by recording the asset at the present value of the gross monthly payment stream over the life of the agreement, discounted at 10%. The net effect on the restated financial statements was a decrease of $373,266 in the asset and a corresponding decrease in additional paid in capital.

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

C.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1996 and 1995 is summarized as follows:

                                                             1996          1995
                                                      -----------    ----------
          Machinery and equipment                     $21,528,788    $2,463,315
          Furniture and fixtures                          139,837       128,502
          Leasehold - inside/out plant                    615,714       839,711
          Materials and supplies                          139,548       156,275
          Construction in progress                              -       464,204
                                                      -----------    ----------
                                                       22,423,887     4,052,007
          Less accumulated depreciation                (1,203,734)     (425,365)
                                                      -----------    -----------
             Property and equipment, net              $21,220,153    $3,626,642
                                                      -----------    -----------

     Depreciation expense for the years ended December 31, 1996 and 1995 was $932,469 and $43,734, respectively.

D.   INVESTMENTS, AVAILABLE-FOR-SALE:

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No.115 (FAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company's investment securities are classified as "available-for-sale." Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported in a separate component of shareholders' equity. Realized gains or losses are computed based on specific identification of the securities sold. FAS No. 115 superseded FAS No. 12, "Accounting for Certain Marketable Securities," under which investment securities were generally carried at the lower of aggregate market or amortized cost and unrealized gains were not recognized.

     Investments, available-for-sale consist of 2,000,000 shares of common stock of Maesa Gaming Management, Inc. (Maesa) acquired by the Company in May 1995 for 500,000 shares of the Company's common stock. The original investment was valued at $1,000,000, based on a 40% discount applied to the ten day average closing price of the Maesa stock for the five trading days immediately before and after the transaction. At December 31, 1995, the fair market value of the Maesa stock had decreased. Management determined that the decrease in fair market value was other than temporary and recognized a realized loss of $562,400. The Company recorded an additional realized loss on investment of $237,600 for the year ended December 31, 1996. Subsequent to December 31, 1996, the Maesa stock incurred a further
     decrease in market value.   Based on information currently available,
     management believes the subsequent decrease in the fair market value is temporary, not permanent, and has recorded an unrealized loss of $90,000 as a separate component of shareholders' equity (deficit) as of December 31, 1996.

     Also included in investments, available-for-sale are 130,000 shares of common stock of TeleTek, Inc., received by the Company in 1996 as partial consideration for the sale of the Company's majority owned subsidiary, SelecTel Corporation (see Note K).

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

D.   INVESTMENTS, AVAILABLE-FOR-SALE: (CONTINUED)

     Subsequent to December 31, 1996, it was determined by management that the TeleTek, Inc. securities had no fair market value and the decline in fair market value was other than temporary. A loss on investment of $389,987 representing the permanent impairment has been charged against income for the year ended December 31, 1996 and the investment in TeleTek, Inc. has been written down to its par value of $13 (130,000 shares x $0.0001 per share). (See Note M.)

E.   PREPAID CONSULTING FEE:

     The Company entered into a three year consulting agreement, subsequently amended to a five year term, commencing January 1, 1996 and expiring December 31, 2000, with an investment banking company which is a shareholder of the Company. The investment banking company was issued 1,620,000 shares of Series B preferred stock as consideration in lieu of monthly payments totaling $1,620,000 for services to be rendered to the
     Company over the five year period.   The Company recorded a prepaid
     consulting fee based on the present value of the monthly payment stream over the life of the agreement, discounted at 10%. Consulting expense for the years ended December 31, 1996 and 1995 were $130,262 and $0, respectively.

F.   RELATED PARTY-DEBT:

     Notes payable at December 31, 1996 and 1995 are summarized as follows:

                                                                             As of December 31,
                                                                      ------------------------------
                                                                         1996                 1995
                                                                      ----------           ---------
     Notes payable to various investors, collateralized by
     security interests in the Company's fixed assets, accounts receivable and telecommunication agreements, interest
     payable at 12%, all unpaid principal and accrued interest
     are past due                                                     $  789,000            $789,000

     Notes payable to various investors, interest payable ranging from 10% to 15%, personally guaranteed by shareholders and an officer of the Company, all unpaid principal and accrued
     interest are past due                                               255,000                   -

     Notes payable to various investors, unsecured, interest
     payable ranging from 12% to 18%, all unpaid principal and
     accrued interest are past due                                        16,000              23,625
                                                                       ----------         ----------
                                                                       1,060,000             812,625

        Less current portion                                           1,060,000             812,625
                                                                      -----------         ----------
                                                                     $         -         $         -
                                                                      -----------         ----------
                                                                      -----------         ----------



     The notes payable contain certain covenants which include, but are not limited to, requiring the Company to maintain a term life insurance policy on the promissors payable to the payee in an amount sufficient to pay the principal and accrued interest in the event of promisor's death. The Company was not in compliance with this covenant as of December 31, 1996. All of the notes are past due as of December 31, 1996. Certain note holders have demanded payment and initiated formal action against the Company in regards to disputed and past due amounts. (See Note H.)

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


G.   INCOME TAXES:

     The provision for income taxes for the years ended December 31, 1996 and 1995 consists solely of the minimum state taxes.

     The Company's total deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                                         1996               1995
                                                                      ----------          ----------
     Deferred tax assets:
        Net operating loss carryforwards                              $  989,100          $  433,700
        Accounts payable                                                 440,200             132,800
        Accrued expenses                                                 150,600              43,800
                                                                      ----------          ----------
                                                                       1,579,900             610,300
     Deferred tax liability:
        Accounts receivable                                               54,200               9,800
        Tax over book depreciation                                        90,900              33,000
                                                                      ----------          ----------
     Net deferred tax asset/(liability)                                1,434,800             567,500

     Valuation allowance                                              (1,434,800)           (567,500)
                                                                      -----------         -----------
     Net deferred tax assets                                                $  -                $  -
                                                                      -----------         -----------
                                                                      -----------         -----------

     As of December 31, 1996, the Company had net operating loss carryforwards, before any limitations, which expire as follows:


               Year Ending
               December 31,                         Federal
               ------------                       -----------
                  2004                             $  39,600
                  2005                                32,300
                  2006                                 7,500
                  2008                               131,400
                  2009                               483,000
                  2010                             2,197,600
                  2011                             3,702,600
                                                  ----------
                                                  $6,594,000
                                                  ----------
                                                  ----------

     Pursuant to the Internal Revenue Code Section 382, use of the net operating loss of approximately $2,022,600 of the Company's wholly owned subsidiary will be limited due to a cumulative change in ownership of more than 50%. The net operating loss available is estimated to be approximately $88,000 per year and can be utilized at that rate until such loss is fully utilized or expires, whichever is earlier.

                          XECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


H.   COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES

     The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2001. The accompanying statements of operations include expenses from operating leases of $182,449 and $99,823 for the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments due under noncancelable operating leases as of December 31, 1996 are as follows:

                    1997                            $149,324
                    1998                             151,612
                    1999                             148,360
                    2000                              76,035
                    2001                               7,668
                    Thereafter                             -
                                                    --------
                                                    $532,999
                                                    --------
                                                    --------

     The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance and certain other operating expenses applicable to the leased items.

     CAPITAL LEASES

     The Company finances substantially all of its telecommunication equipment purchases under capital lease agreements with The CIT Group and Fujistu Business Communication Systems, Inc. The leases require monthly payments over a sixty to eighty-four month period. The following is an analysis of the book value of the leased assets included in property and equipment as of December 31, 1996 and 1995.

                                                    1996           1995
                                                 -----------   -------------
          Cost                                   $18,088,666     $1,390,228
          Accumulated depreciation                (1,018,366)      (154,059)
                                                 -----------   -------------
                                                 $17,070,300   $  1,236,169
                                                 -----------   -------------
                                                 -----------   -------------

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of December 31, 1996 are as follows:

          1997                                            $  4,461,313
          1998                                               4,152,854
          1999                                               4,119,462
          2000                                               3,562,314
          2001                                               3,070,730
          Thereafter                                         4,966,115
                                                          ------------
             Total payments                                 24,332,788
             Less amount representing interest               6,796,027
                                                          ------------
                                                            17,536,761
             Less current portion of capital leases          3,260,116
                                                          ------------
                                                           $14,276,645
                                                          ------------
                                                          ------------

                        XECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

H.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

     LITIGATION

     During 1996, the Company filed a lawsuit in the U.S. District Court of California against previous directors, shareholders, and officers of Select Switch Systems, Inc. alleging fraud, conspiracy, breach of fiduciary duty, and tortious interference with contractual relations. In response to this action these previous directors, shareholders, and officers of Select Switch Systems, Inc. filed suit against the Company in the District Court of Illinois and Texas and in the U.S. District Court of California. These actions contend the Company is liable for certain alleged unpaid promissory notes totaling approximately $960,000 and a supposed verbal agreement to retain an individual as a consultant. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. prior to, and as part of, the purchase agreement between Xecom Corp. and Select Switch Systems, Inc. Management has recorded the purchase of Select Switch Systems, Inc. as if the alleged notes payable were converted to equity. Management has filed pleadings denying that it has any liability with respect to the claims asserted in the lawsuit. Management contends that the notes in question were fraudulently procured and they are prepared to vigorously defend their position. The claims are preliminary, however, management believes a reasonable estimate of a loss, based on information currently available, is $600,000. This amount has been recognized as a loss in the current year and appears in the 1996 consolidated balance sheet as a contingent liability.

     During 1996, an action was filed against the Company in Federal Court in Michigan. In this action, the plaintiff is seeking damages in the sum of $750,000 for breach of contract, and for costs of the suit. The complaint alleges that the Company agreed to pay the plaintiff a commission for services rendered in connection with raising equity capital for the Company and that the promised commission has not been paid. The claims are preliminary, however, management believes a reasonable estimate of a loss, based on information currently available, is $100,000. This amount has been recognized as a loss in the current year and appears in the 1996 consolidated balance sheet as a contingent liability.

     The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

     TAX MATTERS

     As of December 31, 1996 and 1995 the Company's wholly owned subsidiary had outstanding payroll tax liabilities for 1994, 1995 and the third quarter of 1996 of approximately $164,000 and $114,000, respectively, due to the Internal Revenue Service. The Company has entered into an installment payment agreement which calls for monthly payments of $21,000. The Internal Revenue Service has filed liens against the Company's assets and will remove the liens when the tax liabilities have been paid. The Company is currently in compliance with the payment agreement.

                        XECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

I.   Supplemental Cash Flow Information:

     Supplemental disclosures of cash flow information for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                         1996           1995
       Cash paid for interest and                     ----------    ------------
       income taxes:
          Interest                                    $  434,302    $  30,977
          Income taxes                                     2,486        1,611

       Noncash investing and
       financing activities:
          Assets acquired by capital leases          $16,714,565         $  -
          Preferred stock Series B issued for
             consulting agreement                              -    1,246,734
          Common stock issued for subscription
             receivable                                        -      400,000
          Common stock issued for services               310,000            -
          Reverse merger of Xecom Corp.                        -      992,500
          Stock issued for wholly owned subsidiary             -      947,427
          Capitalized interest                           403,950            -
          Unrealized loss on investments,
             available-for-sale                           90,000            -
          Realized loss on investments,
             available-for-sale                          237,600      562,400
          Accrued contingent liability                   700,000            -
          Realized loss on impairment of assets
             to be disposed of                           290,835            -
          Conversion of preferred Series B to
             common stock                                239,463            -

J.   SHAREHOLDERS' EQUITY (DEFICIT):

     COMMON STOCK

     In October 1995, the Board of Directors and shareholders voted to amend the Company's Articles of Incorporation and By-laws. The effect of the restatement is (i) to change the authorized capital from 50,000,000 shares, no par value common stock to 100,000,000 shares, $0.0001 par value common stock and (ii) to authorize the issuance of 50,000,000 shares, $0.0001 par value preferred stock.

     PREFERRED STOCK

     Of the 50,000,000 authorized shares of preferred stock, 13,700,020 shares have been designated as indicated below. The remaining authorized preferred stock may be issued in one or more series, and the Board of Directors is authorized to designate the series and fix the relative rights, preferences, and limitations of the respective series without any further vote or action of the shareholders.

                        XECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

J.   SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     CLASS A PREFERRED STOCK

     Series A, 11% cumulative, participating, nonvoting, convertible preferred stock, 1,200,000 shares authorized, issued and outstanding as of December 31, 1996 and 1995. The outstanding shares as of December 31, 1996 and 1995 are not common stock equivalents.

     The holders of Series A preferred stock shall, at their option, be entitled to convert each share of Series A preferred stock into such number of fully paid and nonassessable shares of common stock as will be determined by dividing $2,400,000 by the conversion price, which is based on a ten day average trading bid price immediately prior to the date of notice of conversion.

     CLASS B PREFERRED STOCK

     Series B, 10% cumulative, nonparticipating, nonvoting, convertible preferred stock, 5,000,000 shares authorized, 3,726,000 and 4,337,000 shares issued and outstanding as of December 31, 1996 and 1995, respectively. The outstanding shares as of December 31, 1996 and 1995 are not common stock equivalents.

     The holders of Series B preferred stock shall, at their option, be entitled to convert each share of Series B preferred stock into two shares of common stock.

     CLASS C PREFERRED STOCK

     Series C, 10% cumulative, nonparticipating, nonvoting, convertible preferred stock, 7,500,000 shares authorized, 830,000 and 0 shares issued and outstanding as of December 31, 1996 and 1995, respectively. The outstanding shares as of December 31, 1996 are not common stock equivalents.

     The holders of Series C preferred stock shall, at their option, be entitled to convert each share of Series C preferred stock into one share of common stock.

     CLASS D PREFERRED STOCK

     Series D, voting, convertible preferred stock, 20 shares authorized, 20 and 0 shares issued and outstanding as of December 31, 1996 and 1995, respectively. The outstanding shares as of December 31, 1996 are common stock equivalents.

     The holders of Series D preferred stock shall, at their option, be entitled to convert each share of Series D preferred stock into such number of fully paid and nonassessable shares of common stock as will be determined by dividing the amount of $25,000 by the conversion price, which is the lesser of the closing bid price on the date of signing the Subscription Agreement or 65% of the average closing bid price for three trading days immediately preceding the date of conversion.

                        XECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

J.   SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     DIVIDENDS

     The preferred shareholders are entitled to receive preferential and cumulative annual dividends on Series A, B, and C preferred stock at the rate of 11%, 10%, and 10% per share, respectively, and are entitled to a preference, in liquidation, in the amount of the stated value per share plus any dividends declared and unpaid. The Series D shareholder is not entitled to receive dividends but is entitled to a preference, in liquidation, in the amount of $25,000 per share which is to be paid before the payment of any liquidation preferences to holders of Series A, B and C
     preferred stock.    As of  December 31, 1996 and 1995, no dividends on
     cumulative preferred stock had been declared, resulting in an aggregate amount of cumulative preferred stock dividends in arrears of $592,098 and $0, respectively.

     REDEMPTION

     Series A and B preferred stock is redeemable at any time after January 1, 1997 at the option of the Board of Directors. Series C preferred stock is redeemable at any time after May 1, 1997. Shares may be redeemed by paying in cash a sum equal to 200% of the stated value per share and any declared and unpaid dividends. Series A, B and C preferred stock may not be redeemed until all cumulative dividends declared and cumulative dividends in arrears have been paid.

     Series D preferred stock is redeemable twelve months after issuance at the option of the Board of Directors for $25,000 per share.

     STOCK OPTIONS

     On April 30, 1996, stock options were granted to six directors of the Company entitling them to purchase 150,000 shares of the Company's common stock at the price of $1.00 per share and 150,000 shares of common stock at the price of $2.00 per share. The options are exercisable at any time from the grant date and expire April 30, 2001. Stock option transactions are summarized as follows:

                                                                  Exercise
                                               Stock Options   Price Per Share
                                               -------------   ---------------
     Under option at December 31, 1995               -                  -
        Granted                                    300,000      $1.00 - $2.00
        Exercised                                    -                  -
        Canceled                                     -                  -
                                                   -------
     Options exercisable at December 31, 1996      300,000
                                                   -------
                                                   -------

     Had compensation cost for options granted in 1996 and 1995 been determined based on the fair values at the grant dates, as prescribed in FAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:


                                                    Year ended December 31,
                                                    -----------------------
                                                      1996           1995
                                                    ---------     ---------
          Net loss:
             As reported                         $(4,823,865)     $(782,210)
             Pro forma                            (4,940,865)             -
          Net loss per share
             As reported                                (.62)          (.21)
             Pro forma                                  (.63)            -

                        XECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

J.   SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     WARRANTS

     In 1996, the Company granted warrants to purchase a total of 5,194,653 shares of $0.0001 par value common stock at $0.60 - $1.00 per share to unrelated third parties. The warrants granted in 1996 are exercisable at any time from the grant date. One warrant was issued to purchase 833,333 shares of common stock and expires in September 1999. The warrants to purchase the remaining 4,361,320 shares of common stock expire at various dates through June 2000.

     There were no warrants granted, exercised or canceled on or prior to December 31, 1995 and none of the warrants granted in 1996 were exercised or canceled as of December 31, 1996.

K.   SALE OF SUBSIDIARY:

     In August 1996, the Company sold its 70% interest in SelecTel Corporation to TeleTek, Inc., in exchange for 130,000 shares of common stock (restricted per Section 144), $270,000 in cash, and a promissory note in the amount of $300,000 which was discounted to $220,500 and paid in full by December 31, 1996 for total cash consideration of $490,500. The sale of SelecTel resulted in a gain of $537,076, which has been reported in the consolidated statement of operations for the year ended December 31, 1996.

     Subsequent to December 31, 1996, it was determined that the stock of TeleTek, Inc. had a fair market value of $0 and a permanent impairment was recorded for the year ended December 31, 1996 (see Notes D and M).

L.   LOSS ON IMPAIRMENT OF ASSETS TO BE DISPOSED OF:

     Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 31, 1995. SFAS No. 121 establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured.

     The Company has entered into an agreement with an unrelated third party to sell certain telecommunications equipment located on various college campuses. In exchange for the equipment, the buyer will assume the capital lease obligations on the equipment.

     As of December 31, 1996, the assets had not been sold. However, based upon the purchase agreement, the sale is expected to occur in June 1997. The net book value of these assets at December 31, 1996 was $1,247,300 and the balances of the corresponding capital lease obligations totaled $930,436.

     In accordance with SFAS No.121, the carrying amount of the assets exceed their fair value, resulting in an impairment loss at December 31, 1996.
     The fair value of the assets, per SFAS No. 121, is the amount at which the asset could be sold in a current transaction between willing parties.
     Since the buyer is willing to purchase the assets by assuming the capital lease obligations (without any other consideration), the fair value of the assets at December 31, 1996 was determined to be the balance of the capital lease obligations.

                        XECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

L.   LOSS ON IMPAIRMENT OF ASSETS TO BE DISPOSED OF: (CONTINUED)

     The loss on impairment of assets to be disposed of recognized in other income (expenses) for the year ended December 31, 1996 is as follows:


          Net book value of assets to be disposed of        $1,247,300
          Less fair value of assets                           (956,465)
                                                            ----------
          Recognized loss on impairment                     $  290,835
                                                            ----------
                                                            ----------

M.   SUBSEQUENT EVENTS:

     In March 1997, the management of TeleTek, Inc. notified the SEC that they had discovered irregularities in its accounting and billing procedures. Based on this announcement, the closing price of the stock of TeleTek, Inc. decreased to $0 per share and trading activity has been suspended. Based on these events, the Company has recorded a permanent impairment in their investment in TeleTek, Inc. as of December 31, 1996 (see Note D).

N.   GOING CONCERN:

     As shown in the accompanying financial statements, the Company incurred net operating losses of $4,823,865 for the year ended December 31, 1996 and $782,210 for the year ended December 31, 1995. As of December 31, 1996, current liabilities exceeded current assets by approximately $7,996,394.
     In addition, the Company had negative cash flows from operations of $781,057 for the year ended December 31, 1996. These factors as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities create an uncertainty as to the Company's ability to continue as a going concern.

     The Company has entered into an agreement to defer monthly capital lease payments for a six month period until June 1, 1997, and is currently making arrangements to extend this agreement for an additional ten months, at which time, based on current budgets and projections of approximately 40,000 users, revenue from the bases should be in excess of funds required to meet capital lease obligations and ongoing operating obligations. The Company currently has approximately 30,000 users. The Company has also made arrangements to borrow sufficient funds to complete base installations. These arrangements enable the Company to meet its current obligations from funds provided solely from operating activities. For the quarter ended March 31, 1997 (unaudited) the Company experienced positive cash flow from operations of approximately $96,000. The Company has historically been successful in raising capital through the sale of equity securities and believes that this success will continue.

     The ability of the Company to continue as a going concern is dependent upon their success in their endeavors to obtain additional sources of capital, and attain sufficient growth in their user base to enable them to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: June 4, 1997           XECOM CORP.



                                   By:  /s/ Joseph C. Vigliarolo
                                        --------------------------------------
                                         Joseph C. Vigliarolo
                                         President and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   XECOM CORP.



     Dated: June 4, 1997          By:  /s/ Joseph C. Vigliarolo
                                       -------------------------------------
                                       Joseph C. Vigliarolo
                                       President and Chief Financial Officer
                                       and Director



     Dated: June 4, 1997            By: /s/ Clifford L. Casey
                                        -----------------------------------
                                        Clifford L. Casey, Director




     Dated: June 4, 1997            By: /s/ Dal Neth Ritchie Grauer
                                        -----------------------------------
                                        Dal Neth Ritchie Grauer
                                        Secretary and Director