Form 10QSB
period 1997-03-31
XECOM CORP /NV
filed 1997-06-24
CIK 771160

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                          OR

(  )  TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transaction period from                          to
                                ------------------------    ---------

For Quarter Ended                   Commission File Number    0-27706
                  ----------------                         --------------

                                      XECOM CORP
--------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                   Nevada                              33-0664567
-------------------------------------   ----------------------------------------
  (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or organization)

69-730 Highway 111, Suite 101, Rancho Mirage, California            92270
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code        (619) 202-1555
                                                   ----------------------------

-------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X                                 No
              -----                                  -----

The number of shares of stock of the registrant, par value .0001, outstanding as of May 23, 1997, was 10,878,972 shares of common stock; 1,200,000 Series A Preferred Shares; 3,426,000 Series B Preferred Shares; 830,000 Series C Preferred Shares outstanding and 16 Series D Preferred Shares.

                               FORM 10-QSB REPORT INDEX

                                                                PAGE

FORM 10-QSB AND ITEM NO.


PART I    FINANCIAL INFORMATION(1)


ITEM 1.   Financial Statements

          Consolidated Balance Sheet as of March 31, 1997
          (Unaudited)................................................     1

          Consolidated Statements of Operations for the three
          months ended March 31, 1997 and 1996 (Unaudited)..........      2

          Consolidated Statement of Stockholders' Equity for the
          three months ended March 31, 1997 (Unaudited).............      3

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1997 and 1996 (Unaudited)..........      4 - 5

          Notes to Consolidated Financial Statements (Unaudited) ...      6 - 11

ITEM 2.   Managements' Discussion and Analysis of the Financial
          Condition and Results of Operations ......................      12- 13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.........................................      14

Item 3.   Defaults Upon Senior Securities...........................      14



                           PART I   - FINANCIAL INFORMATION


---------------------
          (1) THE ACCOMPANYING FINANCIAL STATEMENTS ARE NOT COVERED BY AN INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             XECOM CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                 AS OF MARCH 31, 1997
                                     (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash                                                                     $    100,798
     Accounts receivable                                                           690,541
     Other receivables                                                              92,338
     Investments, available-for-sale                                               110,013
                                                                              ------------

          TOTAL CURRENT ASSETS                                                     993,690

PROPERTY AND EQUIPMENT, net (Note B)                                            22,198,589
INTANGIBLE ASSETS, net (Note A)                                                     72,621
PREPAID CONSULTING FEE (Note C)                                                  1,078,730
OTHER ASSETS                                                                       119,253
                                                                              ------------

                                                                              $ 24,462,883
                                                                              ------------
                                                                              ------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                         $  1,690,252
     Accrued liabilities                                                         1,677,542
     Payroll taxes payable                                                         146,933
     Customer advance                                                               42,542
     Related party debt  -- current portion (Note D)                             1,060,000
     Capital lease obligations -- current portion (Note E)                       4,671,971
                                                                              ------------

          TOTAL CURRENT LIABILITIES                                              9,289,240

CONTINGENT LIABILITY (Note E)                                                      700,000
CAPITAL LEASE OBLIGATIONS, net of current portion (Note E)                      15,750,945
MINORITY INTEREST (Note A)                                                         367,013
                                                                              ------------

          TOTAL LIABILITIES                                                     26,107,198

COMMITMENTS AND CONTINGENCIES (Note E)                                                  --

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.0001 par value, 50,000,000 shares
     authorized, 5,756,016 shares issued and outstanding March 31,1997                 576
     Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 10,278,972 shares issued and outstanding March 31, 1997             1,027
     Additional paid in capital - preferred stock                                3,978,041
     Additional paid in capital - common stock                                   1,971,907
     Unrealized loss on investments, available-for-sale                            (90,000)
     Retained deficit                                                           (7,505,866)
                                                                              ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                       (1,644,315)
                                                                              ------------
                                                                              $ 24,462,883
                                                                              ------------
                                                                              ------------



                   (See Notes to Consolidated Financial Statements)

                             XECOM CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                                 --------

                                                                            1997            1996
                                                                          -------          ------

NET SALES                                                                $ 1,261,372     $1,452,652

COST OF SALES                                                                971,964      1,170,568
                                                                         -----------     ----------

    Gross Profit                                                             289,408        282,084

OPERATING EXPENSES
    Selling, general and administrative expenses                             413,160        556,851
    Depreciation and amortization                                            499,428         93,358
                                                                         -----------     ----------

         TOTAL OPERATING EXPENSES                                            912,588        650,209
                                                                         -----------     ----------

LOSS FROM OPERATIONS                                                        (623,180)      (368,125)

OTHER INCOME (EXPENSES)
    Minority interests in consolidated subsidiaries, net income (Loss)        (1,104)         8,433
    Interest expense                                                        (381,604)       (89,969)
    Other income (expenses)                                                     (442)          (663)
                                                                         -----------     ----------

         TOTAL OTHER EXPENSES, NET                                          (383,150)       (82,199)
                                                                         -----------     ----------

LOSS BEFORE INCOME TAXES                                                  (1,006,330)      (450,324)

    Income taxes                                                                  --             --
                                                                         -----------     ----------

NET LOSS                                                                 $(1,006,330     $ (450,324)
                                                                         -----------     ----------
                                                                         -----------     ----------

NET LOSS PER COMMON SHARE                                                $      (.09)    $     (.06)
                                                                         -----------     ----------
                                                                         -----------     ----------

AVERAGE COMMON SHARES OUTSTANDING                                         10,278,972      8,178,079
                                                                         -----------     ----------
                                                                         -----------     ----------



                   (See Notes to Consolidated Financial Statements)
                                         -2-


                                                        XECOM CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------



                                         Common Stock                Preferred Stock
---------------------------------------------------------------------------------------------------------

                                       Shares       Amounts        Shares         Amounts     Additional
                                                                                                 Paid
                                                                                              in Capital

---------------------------------------------------------------------------------------------------------

  Balance December 31, 1996          10,074,892     $ 1,007      5,756,020          $ 576    $ 5,949,968

---------------------------------------------------------------------------------------------------------

  Preferred D Converted to Common       204,080          20             (4)            --            (20)

---------------------------------------------------------------------------------------------------------

  Net Loss                                   --          --             --             --             --

---------------------------------------------------------------------------------------------------------

  Balance, March 31, 1997            10,278,972     $ 1,027      5,756,016          $ 576    $ 5,949,948

---------------------------------------------------------------------------------------------------------


                                   Unrealized Loss on      Retained        Total
                                       Investments         Deficit      Shareholders
                                       Available-                          Equity
                                       For-Sale                           (Deficit)
-------------------------------------------------------------------------------------

  Balance December 31, 1996                 $ (90,000)   $(6,499,536)     $ (637,985)

-------------------------------------------------------------------------------------

  Preferred D Converted to Common                  --             --              --

-------------------------------------------------------------------------------------

  Net Loss                                         --     (1,006,330)     (1,006,330)

-------------------------------------------------------------------------------------

  Balance, March 31, 1997                   $ (90,000)  $ (7,505,866)   $ (1,644,315)

-------------------------------------------------------------------------------------


                   (See Notes to Consolidated Financial Statements)
                                       -3-

                             XECOM CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
------------------------------------------------------------------------------

                                                             FOR THE
                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                             --------
                                                       1997          1996
                                                       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                        $ (1,006,330)  $ (450,324)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                   499,427       93,260
         Compensation expense on issuance of  Stock       47,242       29,072
         Minority interest in subsidiary earnings          1,104      ( 8,433)
    Changes in operating assets and liabilities:
         Accounts receivable                            (324,156)     (79,861)
         Other receivables                                (7,415)    (134,102)
         Other assets                                    158,192     (145,929)
         Accounts payable                                218,983     (306,553)
         Accrued liabilities                             466,104      122,502
         Customer advances                                42,542       63,027
         Due from affiliates                                  --      (70,548)
                                                    ------------   ----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES               95,693     (887,889)
                                                    ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                      ---     (101,327)
                                                    ------------   ----------

NET CASH USED IN INVESTING ACTIVITIES                        ---     (101,327)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                         ---      255,000
    Payments on related party debt                        (3,000)         ---
    Proceeds from stock subscription                         ---      400,000
    Payments under capital lease obligations             (47,490)     (56,346)
    Proceeds from issuance of preferred stock                ---       19,000
    Proceeds from issuance of common stock                   ---      382,480
    Non Participating Shareholders Interest                  ---      (29,140)
                                                    ------------   ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (50,490)     970,994
                                                    ------------   ----------

NET INCREASE (DECREASE) IN CASH                           45,203      (18,222)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          55,595      141,209
                                                    ------------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    100,798   $  122,987
                                                    ------------   ----------
                                                    ------------   ----------



                    See Notes to Consolidated Financial Statements
                                         -4-

                             XECOM CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION


    Supplemental disclosures of cash flow information for the three months ended March 31, 1997 and 1996, are summarized as follows:


                                                     1997              1996
                                                     ----              ----

    Cash paid for interest and income taxes
         Interest                                $    45,612        $   36,713
         Income Taxes                                   --                 --

    Noncash investing and financing activities:
         Assets acquired by capital lease        $ 1,473,544        $4,191,083

                             XECOM CORP. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Xecom Corp. (a Nevada corporation incorporated on May 2, 1985), its wholly owned subsidiary, Select Switch Systems, Inc. (Select) including its 80% partnership interest in Select Switch Systems #1 Ltd., (together "the Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

    The Company is primarily engaged in installing, maintaining and operating turnkey residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases.

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

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of assets, which range from five to ten years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related costs and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

    INTANGIBLE ASSETS

    Intangible assets of $72,621 at March 31, 1997, consist of telecommunications agreements the Company's wholly owned subsidiary, Select, had with certain colleges and universities. In 1994, Select contributed telecommunications equipment and the related agreements for four colleges as consideration for a 80% interest in a Limited Partnership. The limited partnership which has been consolidated with Select, recorded intangible assets representing the value of Select's 80% partner interest in the excess of the book value of the telecommunications equipment transferred to the partnership. Intangible assets are amortized using the straight-line method over 10 years. Accumulated amortization was $49,683 as of March 31, 1997.

    MINORITY INTEREST

    Minority interest represents the 20% limited partners interest in the net assets of the limited partnership, Select Switch Systems #1 Ltd.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION

    Revenue derived from telephone services and usage fees is billed and recorded monthly as the services are provided.

    NET LOSS PER SHARE

    The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Preferred stock Series A, B, and C were determined to be non-common stock equivalents. Series D preferred stock is a common stock equivalent. The effect of convertible securities is excluded from the computation because the effect of the net loss per common share would be anti-dilutive.

    INCOME TAXES

    Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
    109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

    ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 1996 the Company adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (FAS 123). FAS 123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of APB 25 in measuring stock-based compensation, while complying with the disclosure requirements of FAS 123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will continue to apply APB 25, while complying with FAS 123 disclosure requirements.

    INTERIM INFORMATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



    The periods presented are the three months ended March 31, 1997 and 1996, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


B.  PROPERTY AND EQUIPMENT:

    Property and equipment at March 31, 1997 is summarized as follows:

                                                                     1997
                                                                     ----

    Machinery and equipment                                       $22,996,740
    Furniture and fixtures                                            145,429
    Leasehold - inside/out plant                                      615,714
    Materials and supplies                                            139,548
                                                                  -----------

                                                                   23,897,431
    Less accumulated depreciation                                  (1,698,842)
                                                                  -----------

       Property and equipment, net                                $22,198,589
                                                                  -----------
                                                                  -----------

    Depreciation expense for the years ended March 31, 1997 and 1996 was $495,108 and respectively $93,260.



C.  PREPAID CONSULTING FEE:

    The Company entered into a three year consulting agreement, subsequently amended to a five year term, commencing January 1, 1996 and expiring December 31, 2000, with an investment banking company which is a shareholder of the Company. The investment banking company was issued 1,620,000 shares of Series B preferred stock as consideration in lieu of monthly payments totaling $1,620,000 for services to be rendered to the Company over the five year period. The Company recorded a prepaid consulting fee based on the present value of the monthly payment stream over the life of the agreement, discounted at 10%. Consulting expense for the period ended March 31, 1997 and 1996 were $47,242 and $29,072, respectively.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


D.  RELATED PARTY-DEBT:

    Notes payable at March 31, 1997 is summarized as follows:

                                                            MARCH 31, 1997
                                                          -----------------

    Notes payable to various investors, collateralized
    by security interests in the Company's fixed
    assets, accounts receivable and telecommunication
    agreements, interest payable at 12%, all unpaid
    principal and accrued interest are past due.                 $789,000

    Notes payable to various investors, interest payable
    ranging from 10% to 15%, personally guaranteed by
    shareholders, all unpaid principal and accrued
    interest are past due.                                        255,000

    Notes payable to various investors, unsecured,
    interest payable ranging from 12% to 18%, all unpaid
    principal and accrued interest are past due                    16,000
                                                               ----------

                                                                1,060,000
    Less current portion                                        1,060,000
                                                               ----------
                                                               $
                                                               ----------
                                                               ----------

E.  COMMITMENTS AND CONTINGENCIES:

    OPERATING LEASES

    The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2001. The accompanying statements of operations include expenses from operating leases of $37,331 and $58,026 for the three months ended March 31, 1997 and 1996, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

                   1997                               $104,870
                   1998                                142,115
                   1999                                144,403
                   2000                                 76,035
                   2001                                  7,668
                   Thereafter
                                                      --------

                                                      $475,091
                                                      --------
                                                      --------

    The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance, and certain other operating expenses applicable to the leased items.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


    COMMITMENTS AND CONTINGENCIES (CONTINUED)

    CAPITAL LEASES

    The Company finances substantially all of its telecommunication equipment purchases under capital lease agreements with The CIT Group and Fujitsu Business Communication Systems, Inc. The leases require monthly payments over a sixty to eighty-four month period. The following is an analysis of the book value of the leased assets included in property and equipment as of March 31, 1997.

                                                      1997
                                                     ------

         Cost                                     $21,025,878
         Accumulated depreciation                  (1,508,150)
                                                  -----------

                                                  $19,517,728
                                                  -----------
                                                  -----------

    The future minimum lease payments under capitalized leases and the present value of the not minimum lease payments are as follows:

         1997                                     $4,970,566
         1998                                      6,558,831
         1999                                      4,590,725
         2000                                      3,632,190
         2001                                      3,141,330
         Thereafter                                5,111,688
                                                 -----------
         Total Payments                           27,605,330
         Less amount representing interest         7,182,414
                                                 -----------
                                                  20,422,916
         Less current portion of capital leases    4,671,971
                                                 -----------
                                                 $15,750,945
                                                 -----------
                                                 -----------

    LITIGATION

    During 1996 the Company filed a lawsuit in the U.S. District Court of California against previous directors, shareholders, and officers of Select Switch Systems, Inc. alleging fraud, conspiracy, breach of fiduciary duty, and tortious interference with contractual relations. In response to this action these previous directors, shareholders, and officers of Select Switch Systems, Inc. filed suit against the Company in the District Court of Illinois and Texas and in the U.S. District Court of California. These actions contend the Company is liable for certain alleged unpaid promissory notes totaling approximately $960,000 and a supposed verbal agreement to retain an individual as a consultant. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. prior to, and as part of the purchase agreement between Xecom Corp, and Select Switch Systems, Inc. Management has recorded the purchase of Select Switch Systems, Inc. as if the alleged notes payable were converted to equity. Management has filed pleadings denying that it has any liability with respect to the claims asserted in the law suit. Management contends that the notes in question were fraudulently procured and they are prepared to vigorously defend their position. The claims are preliminary, however, management believes a reasonable estimate of a loss, based on information currently available, is $600,000. This amount has been recognized as a loss in 1996 and appears in the consolidated balance sheet as a contingent liability.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


    COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION (CONTINUED)

    During 1996, an action was filed against the Company in Federal Court in Michigan. In this action, the plaintiff is seeking damages in the sum of $750, 000 for breach of contract, and for costs of the suit. The complaint alleges that the Company agreed to pay the plaintiff a commission for services rendered in connection with raising equity capital for the Company and that the promised commission has not been paid. The claims are preliminary, however, management believes reasonable estimate of a loss, based on information currently available, is $100,000. This amount has been recognized as a loss in 1996 and appears in the consolidated balance sheet as a contingent liability.

    The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

    TAX MATTERS

    As of March 31, 1997 the Company's wholly owned subsidiary had outstanding payroll tax liabilities for 1994 and 1995, $164,000 due to the Internal Revenue Service. The Company has entered into an installment payment agreement which calls for monthly payments of $21,000. The Internal Revenue Service has filed liens against the Company's assets and will remove the liens when the tax liabilities have been paid. The Company is in compliance with regards to the payment agreement.

F.  GOING CONCERN:

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

    Although the Company has had recurring losses from operations and has a working capital deficiency, several steps have been taken by the Company to reduce its liabilities, reduce its cash requirements and raise capital.

    The Company has historically financed its operations through the sale of equity securities and through funds provided by operating activities. The Company has entered into an agreement to defer monthly capital lease payments for a six month period until June 1, 1997, and is currently making arrangements to extend this agreement for an additional ten months, at which time, based on current budgets and projections of approximately 40,000 users, revenue from the bases should be in excess of funds required to meet capital lease obligations and ongoing operating obligations. The Company currently has approximately 30,000 users. The Company has also made arrangements to borrow sufficient funds to complete base installations. These arrangements enables the Company to meet it's current obligations from funds provided solely from operating activities. For the quarter ended March 31, 1997 (unaudited) the Company experienced positive cash flow from operations of approximately $96,000. The Company has historically been successful in raising capital through the sale of equity securities and believes that this success will continue.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                          PART I.     FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion of the Company's financial condition as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and 1996, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB. Accordingly, the information contained herein should also be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10KSB for the year ended December 31, 1996 as well as other filings with the Securities and Exchange Commission.

The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently anticipated.

OVERVIEW AND RECENT DEVELOPMENTS

The Company is primarily engaged in installing, maintaining and operating turnkey residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases. As of May 25, 1997, the Company provides services to approximately 32,000 subscribers.

The Company's wholly owned subsidiary, Select Switch Systems, Inc., is responsible for providing a variety of telecommunications systems and services to colleges and university dormitories and United States Army installations.

Since its inception in 1990, Select Switch Systems, Inc., has primarily concentrated on developing the small college and university segment of residential multi-tenant development market. At small colleges and universities, the Company contracted with the school for the exclusive right to provide local dial tone and long distance service at the school's dormitories for a ten year period. In addition, if requested, the Company will install cabling to provide data transmission and cable television to tenants.

Select Switch was awarded a ten-year exclusive contract by the Army and Air Force Exchange Services ("AAFES"), through the prime contractor, Sprint Communications Company L.P. ("Sprint"), to install, maintain and operate a turnkey residential barracks telephone service, including, if requested, wiring for cable television.

The Company is responsible for all costs and expenses associated with operating and maintaining the telecommunications equipment installed at the schools and Army bases. The telecommunications equipment remains the property of the Company. The Company is currently servicing 32 of such military bases which are comprised of approximately 60,000 residents.

                         XECOM CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



RESULTS OF OPERATION

For the three months ended March 31, 1997, the Company had a loss from operations of $623,180 and a net loss of $1,006,330 ($0.09 per share) as compared to a loss from operations of $368,125 and a net loss of $450,324 ($0.06 per share) for the same period in 1996.

In August, 1996, the Company sold its SelecTel subsidiary. For the three months ended March 31, 1997, the operations reflects that of the Company and its wholly owned subsidiary, Select Switch, the March 31, 1996 operations includes the Company, Select Switch and SelecTel Corp.

For the three months ended March 31, 1997, the Company's gross profit was $289,408, or 23%, as compared to $282,084, or 19%, in 1996. The Company anticipates that the gross margin in 1997 will increase as the Company signs up subscribers and provides other enhanced services to the servicemen. This would augment the fixed trunking and dedicated line costs in the Army-Air Force programs.

Selling, general and administrative expenses for 1997 amounted to $413,160, or 33%, of net sales, as compared to $556,851, or 38%, of net sales in 1996. The Company believes SGA expenses will decrease further as a total percentage of sales, as there is no need to expand the management infrastructure to run the operation, including any expansion to new bases.

The net loss for the quarter was predominantly a result of depreciation expense of $499,428 and interest expense of $381,604 for a total of $881,032.
 These expenses directly relate to the telecommunication systems and equipment and related debt as they relate to the AAFES project.

LIQUIDITY AND CAPITAL RESOURCES

Where the Company provides long-term telecommunications services to the colleges and universities and to AAFES, the Company installs state of the art Fujitsu Business Communications Systems, Inc. telecommunications equipment. The Company has available from 75% up to 100% lease financing from Fujitsu, through the CIT Group and from Sprint for all installation costs and equipment at the colleges and universities and AAFES installations. The Company financed total turnkey project costs of approximately $16.7 million through such capital lease financing, in 1996, and $1,473,544 for the quarter ended March 31, 1997.

Although the Company has historically financed its operations through the sale of equity securities and through funds provided by operating activities, the Company continues to pursue other measures to meet its working capital requirements.

In the Company's 10-KSB filing on May, 1997, the Company's auditors included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is indeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and attain sufficient growth to their user base to enable them to achieve future profitability.

The Company has entered into an agreement to defer monthly capital lease payments for a six month period until June 1, 1997, and is currently making arrangements to extend this agreement for an additional ten months, at which time, based on current budgets and projections of approximately 40,000 users, revenue from the bases should be in excess of funds required to meet capital lease obligations and ongoing operating obligations. The Company currently has approximately 30,000 users. The Company has also made arrangements to borrow sufficient funds to complete base installations. These arrangements enable the Company to meet it's current obligations from funds provided solely from operating activities. For the quarter ended March 31, 1997 (unaudited) the Company experienced positive cash flow from operations of approximately $96,000. The Company has historically been successful in raising capital through the sale of equity securities and believes that this success will continue.

                         XECOM CORP. AND SUBSIDIARIES
                         PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS


During 1996 the Company filed a lawsuit in the U.S. District Court of California against previous directors, shareholders, and officers of Select Switch Systems, Inc. alleging fraud, conspiracy, breach of fiduciary duty, and tortious interference with contractual relations. In response to this action these previous directors, shareholders, and officers of Select Switch Systems, Inc. filed suit against the Company in the District Court of Illinois and Texas and in the U.S. District Court of California. These actions contend the Company is liable for certain alleged unpaid promissory notes totaling approximately $960,000 and a supposed verbal agreement to retain an individual as a consultant. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. prior to, and as part of, the purchase agreement between Xecom Corp. and Select Switch Systems, Inc. Management has recorded the purchase of Select Switch Systems, Inc. as if the alleged notes payable were converted to equity. Management has filed pleadings denying that it has any liability with respect to the claims asserted in the lawsuit. Management contends that the notes in question were fraudulently procured and they are prepared to vigorously defend their position. The claims are preliminary, however, management believes a reasonable estimate of a loss, based on information currently available, is $600,000. This amount has been recognized as a loss in 1996 and appears in the consolidated balance sheet as a contingent liability.

During 1996, an action was filed against the Company in Federal Court in Michigan. In this action, the plaintiff is seeking damages in the sum of $750,000 for breach of contract, and for costs of the suit. The complaint alleges that the Company agreed to pay the plaintiff a commission for services rendered in connection with raising equity capital for the Company and that the promised commission has not been paid. The claims are preliminary, however, management believes a reasonable estimate of a loss, based on information currently available, is $100,000. This amount has been recognized as a loss in 1996 and appears in the consolidated balance sheet as a contingent liability.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


The registrant is currently in default on Related Party Indebtedness (current portion totaling $1,060,000. This amount is currently in dispute. Further the registrant paid no dividends, and is not in arrears in the payment of dividends for the quarter ended March 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          A.  Exhibits
              Exhibit 27.  Financial Data Schedule

                             XECOM CORP. AND SUBSIDIARIES





                                      SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                       XECOM CORP.




                                       BY: /s/ JOSEPH C. VIGLIAROLO
                                          ----------------------------
                                            JOSEPH C. VIGLIAROLO
                                            PRESIDENT

June 23, 1997