Form 10QSB
period 1997-06-30
XECOM CORP /NV
filed 1997-10-28
CIK 771160

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                          OR

(  )     TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transaction period from                    to
                               --------------------   --------------------------

For Quarter Ended                     Commission File Number      0-27706
                 ---------------------                      --------------------

                                   XECOM CORP
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                   33-0664567
    -------------------------------------       ----------------------------

    (State or other Jurisdiction of             (I.R.S. Employer Identification
    Incorporation or organization)              No.)


  69-730 Highway 111, Suite 101, Rancho Mirage, California          92270
  ----------------------------------------------------------------------------
        (Address of Principal Executive Offices)                  (Zip Code)

    Registrant's telephone number, including area code            (619) 202-1555
                                                            --------------------

--------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X                                    No
        ------------                                ----------

The number of shares of stock of the registrant, par value .0001, outstanding as of August 12, 1997, was 14,668,658 shares of common stock; 0 Series A Preferred Shares; 1,736,000 Series B Preferred Shares; 830,000 Series C Preferred Shares outstanding and 16 Series D Preferred Shares.

                               FORM 10-QSB REPORT INDEX
                              -------------------------

                                                                            Page
                                                                            ----
Form 10-QSB and Item No.
------------------------

PART I    FINANCIAL INFORMATION(1)


ITEM 1.   Financial Statements

         Consolidated Balance Sheet as of June 30, 1997
         (Unaudited)..........................................................1

         Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996 (Unaudited)......................2

         Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1997 (Unaudited) .....................................3

         Consolidated Statements of Cash Flows for the six  months
         ended June 30, 1997 and 1996 (Unaudited) ........................4 - 5

         Notes to Consolidated Financial Statements (Unaudited)..........6 - 11

ITEM 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations............................12 - 13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 2. Changes In Securities................................................14

Item 3.  Defaults Upon Senior Securities.....................................14

Item 5.  Other Information...................................................14

-------------------

    (1) The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

                           PART I   - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             XECOM CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                 AS OF JUNE 30, 1997
                                     (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                         $    136,355
    Accounts receivable                                             1,050,738
    Other receivables                                                  39,147
    Investments, available-for-sale                                   110,013
                                                                 ------------
              TOTAL CURRENT ASSETS                                  1,336,253

PROPERTY AND EQUIPMENT, net (Note B)                               24,455,367
INTANGIBLE ASSETS, net (Note A)                                        68,301
OTHER ASSETS                                                          130,728
                                                                 ------------
                                                                 $ 25,990,649
                                                                 ------------
                                                                 ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                             $  2,241,740
    Accrued liabilities                                             2,738,356

    Payroll taxes payable                                              91,652
    Note Payable                                                      400,000
    Related party debt -- current portion (Note D)                  1,060,000
    Capital lease obligations -- current portion (Note E)           4,642,586
                                                                 ------------
              TOTAL CURRENT LIABILITIES                            11,174,334

CONTINGENT LIABILITY (Note E)                                         700,000
CAPITAL LEASE OBLIGATIONS, net of current portion (Note E)         18,448,283
MINORITY INTEREST (Note A)                                            364,947
                                                                 ------------
              TOTAL LIABILITIES                                    30,687,564

COMMITMENTS AND CONTINGENCIES (Note E)                                 ------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.0001 par value, 50,000,000 shares
    authorized, 2,566,016  shares issued and outstanding                  257
    June 30,1997 Common stock, $0.0001 par value, 100,000,000
    shares authorized, 14,668,658  shares issued and
    outstanding June 30, 1997                                            1466
    Additional paid in capital                                      4,303,220
    Unrealized loss on investments, available-for-sale                (90,000)
    Retained deficit                                               (8,911,858)
                                                                 ------------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (4,696,915)
                                                                 ------------
                                                                 $ 25,990,649
                                                                 ------------
                                                                 ------------

                (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30                       JUNE 30

                                                              1997           1996           1997           1996
                                                          -----------     ----------    -----------    -----------
NET SALES                                                 $ 1,681,758     $1,379,064    $ 2,943,130    $ 2,831,716

COST OF SALES                                               1,172,293      1,171,529      2,144,257      2,342,097
                                                          -----------     ----------    -----------    -----------
    Gross Profit                                              509,465        207,535        798,873        489,619

OPERATING EXPENSES
    Selling, general and administrative expenses              429,850        648,301        843,010      1,205,152
    Depreciation and amortization                             715,466        214,609      1,214,894        307,967
                                                          -----------     ----------    -----------    -----------

    TOTAL OPERATING EXPENSES                                1,145,316        862,910      2,057,904      1,513,119
                                                          -----------     ----------    -----------    -----------

LOSS FROM OPERATIONS                                         (635,851)      (655,375)    (1,259,031)    (1,023,500)

OTHER INCOME (EXPENSES)
    Minority interests in consolidated subsidiaries              2790          5,112          1,686         13,545
    Interest expense                                         (755,454)      (199,073)    (1,137,058)      (289,042)
    Other expenses                                           ( 17,477)        (2,675)       (17,919)        (3,338)
                                                          -----------     ----------    -----------    -----------

         TOTAL OTHER EXPENSES, NET                           (770,141)      (196,636)    (1,153,291)      (278,835)
                                                          -----------     ----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                   (1,405,992)      (852,011)    (2,412,322)    (1,302,335)

    Income taxes                                                  ---            ---            ---            ---

NET LOSS                                                  $(1,405,992)    $( 852,011)   $(2,412,322)   $(1,302,335)
                                                          -----------     ----------    -----------    -----------
                                                          -----------     ----------    -----------    -----------

NET LOSS PER COMMON SHARE                                 $      (.13)   $      (.10)   $      (.23)   $      (.16)
                                                          -----------     ----------    -----------    -----------
                                                          -----------     ----------    -----------    -----------

AVERAGE COMMON SHARES OUTSTANDING                          10,964,504      8,328,958     10,621,377      8,253,518
                                                          -----------     ----------    -----------    -----------
                                                          -----------     ----------    -----------    -----------

                 (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                        Common Stock              Preferred Stock
-----------------------------------------------------------------------------------------------------------------------------------
                                    Shares       Amounts        Shares       Amounts        Additional     Unrealized Loss on
                                                                                               Paid            Investments
                                                                                            in Capital         Available-
                                                                                                                For-Sale
Balance December 31, 1996         10,074,892     $ 1,007        5,756,020      $ 576       $ 5,949,968         $ (90,000)

Preferred D Converted to Common      204,080          20               (4)        --               (20)               --

Preferred A Converted to Common -
 Per Agreement                     3,789,686         379       (1,200,000)      (120)         (400,259)               --

Preferred B Converted to Common      600,000          60         (300,000)       (30)              (30)               --

Per Settlement Agreement                  --          --       (1,690,000)      (169)       (1,246,439)

Net Loss                                  --          --               --         --                --                --

Balance, June 30, 1997            14,668,658     $ 1,466        2,566,016       $257        $4,303,220         $ (90,000)


--------------------------------------------------------------------
                                      Retained           Total
                                       Deficit        Shareholders
                                                         Equity
                                                        (Deficit)
Balance December 31, 1996          $(6,499,536)       $  (637,985)

Preferred D Converted to Common            --                  --

Preferred A Converted to Common -
 Per Agreement                             --            (400,000)

Preferred B Converted to Common            --                  --

Per Settlement Agreement                               (1,246,608)

Net Loss                            (2,412,322)        (2,412,322)

Balance, June 30, 1997             $(8,911,858)       $(4,696,915)


            (See Notes to Consolidated Financial Statements)

                          XECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
--------------------------------------------------------------------------------
                                                             FOR THE
                                                         SIX  MONTHS ENDED
                                                              JUNE 30
                                                      -------------------------
                                                        1997           1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                         $(2,412,322)  $(1,302,335)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      1,214,894       306,652
    Compensation expense                                (120,636)       58,878
    Minority interest in subsidiary earnings              (1,686)      (13,545)
    Loss on sale of contract                             (16,331)
    Changes in operating assets and liabilities:
    Accounts receivable                                 (684,353)      (92,691)
    Other receivables                                     45,776      (141,581)
    Other assets                                         146,717      (107,016)
    Accounts payable                                     541,564      (363,190)
    Accrued liabilities                                1,472,814       326,330
    Customer advances                                         --       (32,722)
    Due from affiliates                                       --      (129,159)
                                                     -----------   -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES              186,437    (1,490,379)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                      ---      (115,440)
                                                     -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                        ---      (115,440)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                         ---       255,000
    Payments on related party debt                                     ( 3,000)
 -- Proceeds from stock subscription                         ---       400,000
    Payments under capital lease obligations            (102,677)     (111,944)
    Proceeds from issuance of preferred stock                ---       594,000
    Proceeds from issuance of common stock                   ---       582,480
    Non Participating Shareholders Interest                  ---       (26,426)
                                                     -----------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (105,677)    1,693,110
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH                           80,760        87,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          55,595       141,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   136,355   $   228,500
                                                     -----------   -----------
                                                     -----------   -----------


               See Notes to Consolidated Financial Statements

                         XECOM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION


    Supplemental disclosures of cash flow information for the three months ended June 30, 1997 and 1996, are summarized as follows:


                                                         1997         1996
                                                      ----------   -----------
    Cash paid for interest and income taxes
       Interest                                      $   90,310   $   101,366
       Income Taxes                                          --            --
    Noncash investing and financing activities:
       Assets acquired by capital lease              $3,468,751   $11,359,990

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

    INTANGIBLE ASSETS

    Intangible assets of $68,301 at June 30, 1997, consist of telecommunications agreements the Company's wholly owned subsidiary, Select, had with certain colleges and universities. In 1994, Select contributed telecommunications equipment and the related agreements for four colleges as consideration for a 80% interest in a Limited Partnership. The limited partnership which has been consolidated with Select, recorded intangible assets representing the value of Select's 80% partner interest in the excess of the book value of the telecommunications equipment transferred to the partnership. Intangible assets are amortized using the straight-line method over 10 years. Accumulated amortization was $56,250 as of June 30, 1997.

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

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    The periods presented are the six months ended June 30, 1997 and 1996, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

B.   PROPERTY AND EQUIPMENT:

    Property and equipment at June 30, 1997 is summarized as follows:

                                                                        1997
                                                                    -----------
    Machinery and equipment                                        $26,045,377
    Furniture and fixtures                                             145,429
    Leasehold - inside/out plant                                       140,750
    Materials and supplies                                             139,548
                                                                   -----------
                                                                    26,471,104
    Less accumulated depreciation                                   (2,015,737)
                                                                   -----------

         Property and equipment, net                               $24,455,367
                                                                   -----------
                                                                   -----------


    Depreciation expense for the quarter ended June 30, 1997 and 1996 was $1,206,256 and respectively $307,967.

C.   PREPAID CONSULTING FEE:

    The Company entered into a three year consulting agreement, subsequently amended to a five year term, commencing January 1, 1996 and expiring December 31, 2000, with an "IBC" which is a shareholder of the Company. The investment banking company was issued 1,620,000 shares of Series B preferred stock as consideration in lieu of monthly payments totaling $1,620,000 for services to be rendered to the Company over the five year period. The Company recorded a prepaid consulting fee based on the present value of the monthly payment stream over the life of the agreement, discounted at 10%.

    On June 23, 1997, the Company entered into an agreement with the IBC for the return of all the remaining shares of stock issued pursuant to the Consulting Agreement. As a result, shareholders equity was reduced by approximately $1.2 million. The Investment Banking Company still has the right on a month to month basis to receive its fee in either cash or Preferred B stock pursuant to the Agreement.

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


D.   RELATED PARTY-DEBT:


    Notes payable at June 30, 1997 is summarized as follows:
                                                                   June 30, 1997
                                                                   -------------

    Notes payable to various investors, collateralized by security interests in the Company's fixed assets, accounts receivable and telecommunication agreements, interest payable at 12%, all
    unpaid principal and accrued interest are past due.               $789,000

    Notes payable to various investors, interest payable ranging from 10% to 15%, personally guaranteed by shareholders, all
    unpaid principal and accrued interest are past due.                255,000

    Notes payable to various investors, unsecured, interest payable ranging from 12% to 18%, all unpaid principal and accrued
    interest are past due                                               16,000
                                                                    ------------
                                                                     1,060,000

    Less current portion                                             1,060,000
                                                                    ------------
                                                                    $
                                                                    ------------
                                                                    ------------

E.   COMMITMENTS AND CONTINGENCIES:

    OPERATING LEASES

    The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2001. The accompanying statements of operations include expenses from operating leases of $92,864 and $87,290 for the six months ended June 30, 1997 and 1996, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

                   1997                          $  69,914
                   1998                            142,115
                   1999                            144,403
                   2000                             76,035
                   2001                              7,668
                   Thereafter
                                                  ---------
                                                  $440,135
                                                  ---------
                                                  ---------

The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance, and certain other operating expenses applicable to the leased items.

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


COMMITMENTS AND CONTINGENCIES (CONTINUED)

CAPITAL LEASES

The Company finances substantially all of its telecommunication equipment purchases under capital lease agreements with The CIT Group and Fujitsu Business Communication Systems, Inc. The leases require monthly payments over a sixty to eighty-four month period. The following is an analysis of the book value of the leased assets included in property and equipment as of June 30, 1997.

                                                              1997
                                                          -----------
         Cost                                             $23,009,942
         Accumulated depreciation                          (1,820,225)
                                                          ------------
                                                          $21,189,717
                                                          ------------
                                                          ------------

The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

    1997                                                  $ 7,020,780
    1998                                                    7,807,210
    1999                                                    3,447,929
    2000                                                    3,428,686
    2001                                                    3,375,940
    Thereafter                                              5,581,533
                                                           -----------
    Total Payments                                         30,662,078
    Less amount representing interest                       7,571,209
                                                           -----------
                                                           23,090,869
    Less current portion of capital leases                  4,642,586
                                                           -----------
                                                          $18,448,283
                                                           -----------
                                                           -----------

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    COMMITMENTS AND CONTINGENCIES (CONTINUED)

    TAX MATTERS

    As of June 30, 1997 the Company's wholly owned subsidiary had outstanding payroll tax liabilities for 1994 and 1995, $101,000 due to the Internal Revenue Service. The Company has entered into an installment payment agreement which calls for monthly payments of $21,000. The Internal Revenue Service has filed liens against the Company's assets and will remove the liens when the tax liabilities have been paid. The Company is in compliance with regards to the payment agreement.

F.   STOCK TRANSACTIONS

    On June 20, 1997, the Company entered into a settlement agreement whereby the Class A Preferred Shareholders would forego $396,000 in accrued dividends, as well as any future dividends, and by which they would also convert its entire portion or 1,043,750 of their Xecom Class A Preferred Shares into 3.2 million shares of common stock as opposed to 3939113 common shares which they were entitled to convert.

    On June 23, 1997, the Company entered into an agreement for the return of 700,000 shares of Class B Preferred Stock.

    On June 23, 1997, the Company entered into an agreement with the Investing Banking Company whereby the IBC returned the remaining 990,000 Class
    B Preferred Shares which were issued pursuant to a Consulting Agreement (See Footnote C.)

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition as of June 30, 1997 and results of operations for the six months ended June 30, 1997 and 1996, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB. Accordingly, the information contained herein should also be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10KSB for the year ended December 31, 1996 as well as other filings with the Securities and Exchange Commission.

The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently anticipated.

OVERVIEW AND RECENT DEVELOPMENTS

The Company is primarily engaged in installing, maintaining and operating turnkey residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases. As of August 11, 1997, the Company provides services to approximately 32,000 subscribers.

The Company's wholly owned subsidiary, Select Switch Systems, Inc., is responsible for providing a variety of telecommunications systems and services to colleges and university dormitories and United States Army installations.

Since its inception in 1990, Select Switch Systems, Inc., has primarily concentrated on developing the small college and university segment of residential multi-tenant development market. At small colleges and universities, the Company contracted with the school for the exclusive right to provide local dial tone and long distance service at the school's dormitories for a ten year period. In addition, if requested, the Company will install cabling to provide data transmission and cable television to tenants. In June 1996, the Company sold 10 of its college communication contracts for the assumption of $956,000 of debt. These contracts generated aproximately $500,000 in revenues, but resulted in continuing operating losses of $170,000 a year.

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

                          XECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATION

For the six months ended June 30, 1997, the Company had a loss from operations of $1,259,031 and a net loss of $2,412,322 ($.23 per share) as compared to a loss from operations of $1,023,500 and a net loss of $1,302,335 ($.16 per share) for the same period in 1996.

In August, 1996, the Company sold its SelecTel subsidiary. For the six months ended June 30, 1997, the operations reflects that of the Company and its wholly owned subsidiary, Select Switch, the June 30, 1996 operations includes the Company, Select Switch and SelecTel Corp.

For the six months ended June 30, 1997, the Company's gross profit was $798,873, or 27%, as compared to $489,619, or 17%, in 1996. The Company anticipates that the gross margin in 1997 will increase as the Company signs up subscribers and provides other enhanced services to the servicemen. This would augment the fixed trunking and dedicated line costs in the Army-Air Force programs.

Selling, general and administrative expenses for 1997 amounted to $843,010, or
28%, of net sales, as compared to $1,205,152, or   43%, of net sales in 1996.
The Company believes SG & A expenses will decrease further as a total percentage of sales, as there is no need to expand the management infrastructure to run the operation, including any expansion to new bases.

The net loss for the quarter was predominantly a result of depreciation and amoritization expense of $1,214,894 and interest expense of $1,137,058 for a total of $2,351,952. These expenses directly relate to the telecommunication systems and equipment and related debt as they relate to the AAFES project. Earnings before interest, taxes, depreciation and amortization (EBITDA) is $(44,137) for the six months ended June 30, 1997 compared to $(715,533) for the prior year. For the three months ended June 30, 1997 the EBITDA was $79,619, as compared to $(123,756) for the first three months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Where the Company provides long-term telecommunications services to the colleges and universities and to AAFES, the Company installs state of the art Fujitsu Business Communications Systems, Inc. telecommunications equipment. The Company has available from 75% up to 100% lease financing from Fujitsu, through the CIT Group and from Sprint for all installation costs and equipment at the colleges and universities and AAFES installations. The Company financed total turnkey project costs of approximately $16.7 million through such capital lease financing, in 1996, and $3,468,754 for the six months ended June 30, 1997.

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

The Company had entered into an agreement to defer monthly capital lease payments for a six month period until June 1, 1997, and is currently making arrangements to extend this agreement for an additional ten months, as part of a refinance of all existing leases, at which time, based on current budgets and projections of approximately 40,000 users, revenue from the bases should be in excess of funds required to meet capital lease obligations and ongoing operating obligations. The Company currently has approximately 30,000 users. The Company has also made arrangements to borrow sufficient funds to complete base installations. These arrangements enable the Company to meet it's current obligations from funds provided solely from operating activities. For the six months ended June 30, 1997 (unaudited) the Company experienced positive cash flow from operations of approximately $186,437. The Company has historically been successful in raising capital through the sale of equity securities and believes that this success will continue.

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


ITEM 2.  CHANGES IN SECURITIES

PREFERRED A STOCK

The Preferred A Shareholders have converted all of the 1.2 million shares outstanding into 3,789,686 shares of common stock

PREFERRED B STOCK

Pursuant to an agreement, 990,000 Preferred B shares were returned to the Company that related to Prepaid Consulting.

Pursuant to an agreement, 700,000 Preferred B shares were returned to the Company as a settlement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in default on Related Party Indebtedness (current portion totaling $1,060,000). This amount is currently in dispute. Further the registrant paid no dividends, and is not in arrears in the payment of dividends for the quarter ended June 30, 1997.


ITEM 5.  OTHER INFORMATION

The Company has not filed its Form 10KSB for the year ended 12/31/96.


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


                                       XECOM CORP.

                                       BY: /s/ Joseph C. Vigliarolo
                                           ---------------------------
                                            JOSEPH C. VIGLIAROLO
                                            PRESIDENT

October 28, 1997