Form 10QSB
period 1997-09-30
XECOM CORP /NV
filed 1997-11-14
CIK 771160

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transaction period from                    to
                               -------------------    -------------------------

For Quarter Ended                      Commission File Number     0-27706
                  --------------------                        -----------------

                                       XECOM CORP
-------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

          Nevada                                        33-0664567
-------------------------------           -------------------------------------
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)

69-730 Highway 111, Suite 101, Rancho Mirage, California         92270
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code            (619) 202-1555
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

             Yes                                      No X
                ---                                      ---

The number of shares of stock of the registrant, par value .0001, outstanding as of November 12, 1997, was 15,309,658 shares of common stock; 1,686,000 Series B Preferred Shares; 605,000 Series C Preferred Shares outstanding and 16 Series D Preferred Shares.

                               FORM 10-QSB REPORT INDEX

                                                                        Page
                                                                        ----
Form 10-QSB and Item No.
------------------------

PART I    FINANCIAL INFORMATION(1)


ITEM 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1997
          (Unaudited) ................................................   1

          Consolidated Statements of Operations for the three
          months and nine months ended September 30, 1997 and 1996
          (Unaudited) ................................................   2

          Consolidated Statement of Stockholders' Equity for the nine
          months ended September 30, 1997 (Unaudited).................   3

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1996 (Unaudited) ..............   4 - 5

          Notes to Consolidated Financial Statements (Unaudited)......   6 - 11

ITEM 2.   Managements' Discussion and Analysis of the Financial
          Condition and Results of Operations.........................   12 - 14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................   15

Item 2.  Changes In Securities........................................   15

Item 3.  Defaults Upon Senior Securities..............................   15

Item 5.  Other Information............................................   15


-----------------------
     (1) The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

                          PART I   - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             XECOM CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                               AS OF SEPTEMBER 30, 1997
                                      (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash (Note E)                                                   $ 2,583,272
  Accounts receivable                                               1,053,790
  Other receivables                                                    14,602
  Investments, available-for-sale                                     110,013
                                                                  -----------
    TOTAL CURRENT ASSETS                                            3,761,677

PROPERTY AND EQUIPMENT, net (Note B)                               24,096,504
INTANGIBLE ASSETS, net (Note A)                                        63,982
DEFERRED FINANCING COSTS net (Note G)                               1,220,162
OTHER ASSETS                                                          131,055
                                                                  -----------
                                                                  $29,273,380
                                                                  -----------
                                                                  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                $   705,813
  Accrued liabilities                                               1,387,270
  Related party debt  -- current portion (Note D)                   1,060,000
  Capital lease obligations -- current portion (Note E)             3,356,833
                                                                  -----------
    TOTAL CURRENT LIABILITIES                                       6,509,916

CONTINGENT LIABILITY (Note E)                                         700,000
CAPITAL LEASE OBLIGATIONS, net of current portion (Note E)         28,182,000
MINORITY INTEREST (Note A)                                            356,598
                                                                  -----------
    TOTAL LIABILITIES                                              35,748,514

COMMITMENTS AND CONTINGENCIES (Note E)                                     --

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, 50,000,000 shares
    authorized, 2,441,016  shares issued and outstanding
    September 30, 1997                                                    244
  Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 15,159,658  shares issued and outstanding
    September  30, 1997                                                 1,516
  Additional paid in capital                                        4,387,183
  Unrealized loss on investments, available-for-sale                  (90,000)
  Retained deficit                                                (10,774,077)
                                                                  -----------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (6,475,134)
                                                                  -----------
                                                                  $29,273,380
                                                                  -----------
                                                                  -----------

                   (See Notes to Consolidated Financial Statements)

                            XECOM CORP.  AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30                 SEPTEMBER 30

                                1997            1996         1997           1996
                                ----            ----         ----           ----
NET SALES                    $2,019,133      $ 799,464   $4,962,263      $3,631,180

COST OF SALES                 1,382,508        810,539    3,526,765       3,152,636
                             ----------      ---------   ----------      ----------
  Gross Profit                  636,625        (11,075)   1,435,498         478,544

OPERATING EXPENSES
  Selling, general and
    administrative expenses   1,277,498        795,251    2,120,508       2,000,403
  Depreciation and
    amortization                386,244        208,712    1,601.138         516,679
                             ----------      ---------   ----------      ----------
    TOTAL OPERATING EXPENSES  1,663,742      1,003,963    3,721,646       2,517,082
                             ----------      ---------   ----------      ----------
LOSS FROM OPERATIONS         (1,027,117)    (1,015,038)  (2,286,148)     (2,038,538)

OTHER INCOME (EXPENSES)
  Minority interests in
    consolidated subsidiaries     8,926         10,801       10,612          24,346
  Interest expense             (843,452)      (316,400)  (1,980,510)       (605,442)
  Other expenses                   (576)        10,518      (18,495)          7,180
  Loss on write down of
    investment                       --       (237,600)          --        (237,600)
  Gain on sale of subsidiary         --        537,076           --         537,076
                             ----------      ---------   ----------      ----------
    TOTAL OTHER EXPENSES, NET  (835,102)         4,395   (1,988,393)       (274,440)
                             ----------      ---------   ----------      ----------
LOSS BEFORE INCOME TAXES     (1,862,219)    (1,010,643)  (4,274,541)     (2,312,978)

  Income taxes                       --             --           --              --

NET LOSS                    $(1,862,219)   $(1,010,643) $(4,274,541)    $(2,312,978)
                            -----------    -----------  -----------     -----------
                            -----------    -----------  -----------     -----------
NET LOSS PER COMMON SHARE   $      (.12)   $      (.11) $      (.35)    $      (.27)
                            -----------    -----------  -----------     -----------
                            -----------    -----------  -----------     -----------
AVERAGE COMMON SHARES
  OUTSTANDING                14,919,343      8,800,436   12,069,776       8,437,155
                            -----------    -----------  -----------     -----------
                            -----------    -----------  -----------     -----------

                      (See Notes to Consolidated Financial Statements)

                             XECOM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                Common Stock          Preferred Stock
-----------------------------------------------------------------------------------------------------------------------------------
                              Shares      Amounts     Shares     Amounts   Additional  Unrealized Loss    Retained        Total
                                                                              Paid      on Investments     Deficit     Shareholders
                                                                           in Capital     Available-                       Equity
                                                                                           For-Sale                      (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996   10,074,892    $ 1,007    5,756,020    $ 576    $ 5,949,968   $ (90,000)     $(6,499,536)    $ (637,985)
-----------------------------------------------------------------------------------------------------------------------------------
Preferred D Converted to
  Common                       204,080         20           (4)      --            (20)         --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
Preferred A Converted to
  Common -- Per Agreement    3,789,686        379   (1,200,000)    (120)      (400,259)         --               --       (400,000)
-----------------------------------------------------------------------------------------------------------------------------------
Preferred B Converted to
  Common                       700,000        70      (350,000)     (35)           (35)         --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
Preferred C Converted to
  Common                        75,000         8       (75,000)      (8)            --          --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
Per Settlement Agreement            --        --    (1,690,000)    (169)    (1,246,439)                                 (1,246,608)
-----------------------------------------------------------------------------------------------------------------------------------
Preferred C Dividends          166,000        17            --       --            (17)         --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
Common Stocks Issued for
  Services                     150,000        15            --       --         83,985          --               --         84,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                            --        --            --       --             --          --       (4,274,541)    (4,274,541)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997 15,159,658   $ 1,516     2,441,016     $244     $4,387,183   $ (90,000)    $(10,774,077)   $(6,475,134)
-----------------------------------------------------------------------------------------------------------------------------------

                     (See Notes to Consolidated Financial Statements)
                                             -3-

                             XECOM CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                                             FOR THE
                                                        NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                            ------------
                                                     1997              1996
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(4,274,541)      $(2,312,978)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                  1,601,136           503,687
    Compensation expense                             (36,636)          179,435
    Minority interest in subsidiary earnings         (10,612)          (24,346)
    Loss on sale of contract                         (16,331)               --
  Changes in operating assets and liabilities:
    Accounts receivable                             (637,405)         (532,423)
    Other receivables                                 20,321            26,338
    Financing costs                               (1,234,862)               --
    Other assets                                     146,390           (98,563)
    Accounts payable                                 614,516          (435,292)
    Accrued liabilities                            3,163,267           352,088
    Customer advances                                     --           120,495
    Due from affiliates                                   --          (166,259)
                                                 -----------       -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES         (664,757)       (2,387,818)
                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     --          (262,910)
  Proceeds from sale of subsidiary                        --           318,000
  Payments on notes receivable                            --            12,500
                                                 -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                     --            67,590

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from debt refinance                 3,719,385                --
  Proceeds from related party debt                        --           255,000
  Payments on related party debt                      (3,000)               --
  Proceeds from stock subscription                        --           400,000
  Payments under capital lease obligations          (123,951)         (285,860)
  Payment on notes payable                          (400,000)               --
  Proceeds from issuance of preferred stock               --         1,299,000
  Proceeds from issuance of common stock                  --           582,480
  Non Participating Shareholders Interest                 --           (51,777)
                                                 -----------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   3,192,434         2,198,843
                                                 -----------       -----------
NET INCREASE (DECREASE) IN CASH                    2,527,677          (121,385)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      55,595           141,209
                                                 -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 2,583,272       $    19,824
                                                 -----------       -----------
                                                 -----------       -----------

                  See Notes to Consolidated Financial Statements

                           XECOM CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures of cash flow information for the nine months ended September 30, 1997 and 1996, are summarized as follows:


                                                       1997       1996
                                                       ----       ----

    Cash paid for interest and income taxes
         Interest                                  $ 2,382,486  $   320,950
         Income Taxes                                       --           --

    Noncash investing and financing activities:
         Assets acquired by capital lease          $ 3,477,111  $15,298,466
         Payables included in Equipment Refinance  $ 5,973,140           --
         Refinance of Capital Leases and Debt      $27,120,914           --

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

   INTANGIBLE ASSETS

   Intangible assets of $63,982 at September 30, 1997, consist of telecommunications agreements the Company's wholly owned subsidiary, Select, had with certain colleges and universities. In 1994, Select contributed telecommunications equipment and the related agreements for four colleges as consideration for a 80% interest in a Limited Partnership. The limited partnership which has been consolidated with Select, recorded intangible assets representing the value of Select's 80% partner interest in the excess of the book value of the telecommunications equipment transferred to the partnership. Intangible assets are amortized using the straight-line method over 10 years. Accumulated amortization was $58,322 as of September 30, 1997.

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

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   The periods presented are the nine months ended September 30, 1997 and 1996, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

B. PROPERTY AND EQUIPMENT:

   Property and equipment at September 30, 1997 is summarized as follows:


                                            1997
                                            ----

   Machinery and equipment               $26,045,956
   Furniture and fixtures                    153,210
   Leasehold - inside/out plant              140,750
   Materials and supplies                    139,548
                                         -----------
                                          26,479,464
   Less accumulated depreciation          (2,382,960)
                                         -----------
     Property and equipment, net         $24,096,504
                                         -----------
                                         -----------

   Depreciation expense for the quarter ended September 30, 1997 and 1996 was $1,573,479 and respectively $493,883.

C. PREPAID CONSULTING FEE:

   The Company entered into a three year consulting agreement, subsequently amended to a five year term, commencing January 1, 1996 and expiring December 31, 2000, with Indian Wells Investment Company ("IWIC"), an affiliate of the Company. IWIC was issued 1,620,000 shares of Series B preferred stock as consideration in lieu of monthly payments totaling $1,620,000 for services to be rendered to the Company over the five year period. The Company recorded a prepaid consulting fee based on the present value of the monthly payment stream over the life of the agreement, discounted at 10%.

   On June 23, 1997, the Company entered into an agreement with IWIC for the return of all the remaining shares of stock issued pursuant to the Consulting Agreement. As a result, shareholders equity was reduced by approximately $1.2 million. IWIC still has the right on a month to month basis to receive its fee in either cash, in the amount of $25,000 per month, or Preferred B stock pursuant to the Agreement.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


D. RELATED PARTY-DEBT:

   Notes payable at September 30, 1997 is summarized as follows:


                                                       September 30, 1997
                                                       ------------------

   Notes payable to various investors, collateralized
   by security interests in the Company's fixed assets,
   accounts receivable and telecommunication agreements,
   interest payable at 12%, all unpaid principal and
   accrued interest are past due.                             $789,000

   Notes payable to various investors, interest payable
   ranging from 10% to 15%, personally guaranteed by
   shareholders, all unpaid principal and accrued
   interest are past due.                                      255,000

   Notes payable to various investors, unsecured,
   interest payable ranging from 12% to 18%, all unpaid
   principal and accrued interest are past due                  16,000
                                                            ----------
                                                             1,060,000
   Less current portion                                      1,060,000
                                                            ----------
                                                            $    --
                                                            ----------
                                                            ----------


E. COMMITMENTS AND CONTINGENCIES:

   OPERATING LEASES

   The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2001. The accompanying statements of operations include expenses from operating leases of $127,821 and $107,142 for the nine months ended September 30, 1997 and 1996, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

                  1997                           $ 34,957
                  1998                            142,115
                  1999                            144,403
                  2000                             76,035
                  2001                              7,668
                  Thereafter
                                                 --------
                                                 $405,178
                                                 --------
                                                 --------

   The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance, and certain other operating expenses applicable to the leased items.

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


E. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   CAPITAL LEASES

   The Company finances substantially all of its telecommunication equipment purchases under capital lease agreements with First
   Continental Capital Corporation. The leases require monthly payments over an eighty-four month period. The following is an analysis of the book value of the leased assets included in property and equipment as of September 30, 1997.

                                                       1997
                                                       ----
         Cost                                       $25,482,462
         Accumulated depreciation                    (2,173,391)
                                                    -----------
                                                    $23,309,071
                                                    -----------
                                                    -----------

   In August 1997, the Company entered into a series of agreements to refinance all of the Company's AAFES related debt obligations. The Equipment Refinancing Agreements consist of the sale and leaseback of all of the Company's switching equipment already installed. Specifically, the Company sold all of its switching and central office equipment to First Continental Capital Corporation ("Lessor") for approximately $29,000,000; (b) the Lessor leased back all of the Equipment to the Company pursuant to a seven-year lease, with an effective interest rate, fully amortized, of 10.25% PER ANNUM, with a moratorium on lease payments until June 30, 1998; and (c) the proceeds of the sale were used to pay off all existing obligations to Fujitsu and CIT (approximately $19,708,000) and to Sprint ($7,413,000) and to escrow a total of approximately $2,370,000 for payment of certain outstanding obligations and an estimated reserve for any state sales taxes on the sale that may arise, if any.

   The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

       1997                                              $    52,657
       1998                                                3,962,041
       1999                                                6,715,062
       2000                                                6,695,819
       2001                                                6,643,073
       Thereafter                                         21,096,481
                                                         -----------
       Total Payments                                     45,165,133
       Less amount representing interest                  13,626,300
                                                         -----------
                                                          31,538,833
       Less current portion of capital leases              3,356,833
                                                         -----------
                                                         $28,182,000
                                                         -----------
                                                         -----------

                             XECOM CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


E. COMMITMENTS AND CONTINGENCIES (CONTINUED)

F. STOCK TRANSACTIONS

   On June 20, 1997, the Company entered into a settlement agreement whereby the Class A Preferred Shareholder, Top-Net Inc., a Nevada corporation, would forego $396,000 in accrued dividends, as well as any future dividends, and by which they would also convert its entire portion or 1,043,750 of their Xecom Class A Preferred Shares into 3.2 million shares of common stock as opposed to 3,939,113 common shares which they were entitled to convert.

   On June 23, 1997, the Company entered into an agreement for the return of 700,000 shares of Class B Preferred Stock.

   On June 23, 1997, the Company entered into an agreement with the Investing Banking Company whereby the IBC returned the remaining 990,000 Class B Preferred Shares which were issued pursuant to a Consulting Agreement (See Footnote C.)

   On July 1997, the Company issued 166,000 shares of common stock to the Preferred C Shareholders in lieu of cash dividends.

G. DEFERRED FINANCING COSTS

   Pursuant to an agreement with First Continental Capital Corp., the Company paid a 4% fee to obtain the equipment refinance. As a result, the Company recorded a deferred charge of $1,234,862, which it plans to amortize over the life of the lease, or 84 months. Accordingly, the Company recorded $14,700 as an expense for the period ending September 30, 1997.

                             XECOM CORP. AND SUBSIDIARIES

                            PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's financial condition as of September 30, 1997 and results of operations for the nine months ended September 30, 1997 and 1996, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB. Accordingly, the information contained herein should also be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10KSB for the year ended December 31, 1996 as well as other filings with the Securities and Exchange Commission.

This Report, including the disclosures below, contains forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

The Company is primarily engaged in installing, maintaining and operating turnkey residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases. As of November 11, 1997, the Company provides services to approximately 32,000 subscribers.

The Company's wholly owned subsidiary, Select Switch Systems, Inc., is responsible for providing a variety of telecommunications systems and services to colleges and university dormitories and United States Army installations.

Since its inception in 1990, Select Switch Systems, Inc., has primarily concentrated on developing the small college and university segment of residential multi-tenant development market. At small colleges and universities, the Company contracted with the school for the exclusive right to provide local dial tone and long distance service at the school's dormitories for a ten year period. In addition, if requested, the Company will install cabling to provide data transmission and cable television to tenants. In June 1996, the Company sold 10 of its college communication contracts for the assumption of $956,000 of debt. These contracts generated approximately $500,000 in revenues, but resulted in continuing operating losses of $170,000 a year.

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

                              XECOM CORP. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     (CONTINUED)


In August 1997, the Company refinanced all of the Company's AAFES related debt obligations. Specifically, the Company sold all of its switching and central office equipment for approximately $29,000,000; the lessor leased back all of the equipment to the Company pursuant to a seven-year lease, with an effective interest rate of 10.25% with a 10-month moratorium on lease payments until June 30, 1998. The proceeds of the sale were used to pay off all existing obligations to Fujitsu and CIT (approximately $19,708,000) and to Sprint ($7,413,000) and to escrow a total of approximately $2,370,000 for payment of certain outstanding obligations and an estimated reserve for any state sales tax on the sale that may arise, if any.

RESULTS OF OPERATION

The Company's net sales revenues increased from $3,631,180 for the nine months ended September 30, 1997, to $4,962,263, an increase of 37% for the same period in 1997.

In August, 1996, the Company sold its SelecTel subsidiary. For the nine months ended September 30, 1997, the operations reflects that of the Company and its wholly owned subsidiary, Select Switch. The September 30, 1996 operations includes the Company, Select Switch and SelecTel Corp. SelecTel Corp. accounted for approximately $2.75 in revenues for 1996.

For the nine months ended September 30, 1997, the Company's gross profit was $1,435,498, or 29% of net sales revenue as compared to $478,544, or 13% of net sales revenue in 1996. The Company anticipates that the gross margin in 1997 will increase as the Company signs up subscribers and provides other enhanced services to the servicemen.

Selling, general and administrative expenses for 1997 amounted to $2,120,508, or
42% of net sales, as compared to $2,000,403, or   55% of net sales in 1996.  The
net loss of $4,274,541 was predominantly the result of depreciation and amortization expense of $1,601,138 and interest expense of $1,980,510 for a total of $3,581,648. These expenses directly relate to the telecommunication systems and equipment and related debt as they relate to the AAFES project.

LIQUIDITY AND CAPITAL RESOURCES

Both the intended increase of the Company's Military Business and the entry into the CLEC Business will require substantial additional capital investment, in particular for communication lines and central office switching equipment. Notwithstanding the Equipment Refinancing Agreements, which relate only with the Company's debt on equipment already in place, the Company will have to expend significant amounts of capital for the acquisition and maintenance of equipment on new bases. Management estimates that, during the next 18 to 24 months, the cost for such expansion will be approximately $15 million, and that the cost of the initial entry into the CLEC Business will be approximately $5 million. The Company believes that the vast majority, if not all of such funds, will have to come from sources outside the Company. There can be no assurances that the Company will be able to obtain the needed financing on terms acceptable to the Company, if at all. The failure of the Company to obtain such financing or to meet its financial commitments could have a material adverse effect on the Company's business operations or could cause the Company to reduce operations.

As of September 30, 1997, the Company's aggregate cash and cash equivalent totaled $2,583,272. The Company financed its operations in 1997 primarily from credit extended by Fujitsu and Sprint. The Company generated little or no cash flow from operations, and no assurance can be given when, or whether, the Company will be able to earn significant cash flow therefrom. Until such time, the Company must rely on outside sources of financing to enable it to carry out its business plan during the next 18 to 24 months.

                             XECOM CORP. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     (CONTINUED)


As of August 22, 1997, the Company refinanced its existing debt to Fujitsu and Sprint by entering into the Refinancing Agreement. The proceeds from the Refinancing Agreement are sufficient to retire the debt to Sprint and Fujitsu, but not to contribute toward the cost of the Company's continuing operations during the next 18 to 24 months. Consequently, the Company is now current in its obligations to Sprint, its Principal Business Partner; and the Company has until July 1, 1998 (before lease payments commence) to build up revenues from operations and to obtain additional outside financing. Accordingly, just in order to continue its business operations under the Sprint Agreement, the Company must obtain significant outside financing. There can be no assurances that such external sources of financing will be available on terms acceptable to the Company or at all. In the event the Company does not receive such financing, the Company will be forced to reduce operations to a level which can be sustained by internally generating funds.

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

NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires additional disclosures related to stock based compensation plans. The Company adopted this statement effective January 1, 1996, which did not have a material effect on the Company's results of operations or financial position. The Company also adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," which did not have a material effect on the Company's results of operations or financial position.

                             XECOM CORP. AND SUBSIDIARIES
                             PART II  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is party to various legal proceedings which have been disclosed in prior quarterly reports.

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in default on Related Party Indebtedness (current portion totaling $1,060,000). This amount is currently in dispute. Further the registrant paid no dividends, and is not in arrears in the payment of dividends for the quarter ended September 30, 1997.


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

                                  XECOM CORP.





                                  BY:  /s/ Joseph C. Vigliarolo
                                      --------------------------------
                                      JOSEPH C. VIGLIAROLO
                                      PRESIDENT

November 11, 1997