Form 10QSB
period 1998-03-31
AIRSTAR TECHNOLOGIES INC
filed 1998-06-01
CIK 771160

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                       OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________________ to ___________________

For Quarter Ended ___________________     Commission File Number 0-27706

                           AIRSTAR TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                            33-0664567
        (State or other Jurisdiction of                (I.R.S. Employer Identification No.)
        Incorporation or organization)

          1111 North Palm Canyon Drive, Suite E, Palm Springs, CA    92262
-------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                   (Zip Code)



    Registrant's telephone number, including area code          (760) 778-7834
                                                               -----------------

Formally XECOM Corp. 69-730 Highway 111, Suite 101, Rancho Mirage, CA 92270
-------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [ ]                           No  [X]

The number of shares of stock of the registrant, par value .0001, outstanding as of May 15, 1998, was 16,199,344 shares of common stock; 1,536,000 Series B Preferred Shares; 605,000 Series C Preferred Shares outstanding and 16 Series D Preferred Shares.

                            FORM 10-QSB REPORT INDEX

Form 10-QSB and Item No.                                                            Page
PART I     FINANCIAL INFORMATION(1)

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 1998
           (Unaudited) .........................................................       1

           Consolidated Statements of Operations for the three months
           ended March 31, 1998 and 1997 (Unaudited) ...........................       2

           Consolidated Statement of Stockholders' Equity for the three months
           ended March 31, 1998 (Unaudited) ....................................       3

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 1998 and 1997 (Unaudited) ...........................   4 - 5

           Notes to Consolidated Financial Statements (Unaudited) ..............   6 - 11

ITEM 2.    Managements' Discussion and Analysis of the Financial
           Condition and Results of Operations .................................  12 - 14

PART II    OTHER INFORMATION

Item 5.    Other Information ...................................................       15


                        PART I -- FINANCIAL INFORMATION

---------------

    (1) The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

Item 1.    FINANCIAL STATEMENTS

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF March 31, 1998
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
        Cash                                                                       $     48,449
        Restricted Cash (Note B)                                                      5,690,891
        Accounts receivable                                                             989,086
        Other receivables                                                             1,136,157
                                                                                   ------------
               TOTAL CURRENT ASSETS                                                   7,864,583

PROPERTY AND EQUIPMENT, net (Note C)                                                 25,817,217
DEFERRED FINANCING COSTS (Note A)                                                     1,516,487
OTHER ASSETS                                                                            111,826
INVESTMENT                                                                               20,013
                                                                                   ------------
                                                                                    $35,330,126
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
        Accounts payable                                                           $    334,051
        Accrued liabilities                                                           1,259,383
        Related party debt -- current portion (Note D)                                  271,000
        Capital lease obligations -- current portion (Note E)                           660,912
                                                                                   ------------
               TOTAL CURRENT LIABILITIES                                              2,525,346

CONTINGENT LIABILITY (Note E)                                                         1,907,045
CAPITAL LEASE OBLIGATIONS, net of current portion (Note E)                           42,235,260
                                                                                   ------------
               TOTAL LIABILITIES                                                     46,667,651

COMMITMENTS AND CONTINGENCIES (Note E)                                                       --

SHAREHOLDERS' EQUITY (DEFICIT)
        Preferred stock, $0.0001 par value, 50,000,000 shares
        authorized, 2,141,016 shares issued and outstanding March 31, 1998                  214
        Common stock $0.0001 par value, 100,000,000 shares
        authorized, 16,199,344 shares issued and outstanding March 31, 1998               1,620
        Additional paid in capital                                                    4,530,109
        Unrealized loss on investments, available-for-sale                             (180,000)
        Retained deficit                                                            (15,689,468)
                                                                                   ------------
               TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (11,337,525)
                                                                                  -------------
                                                                                   $ 35,330,126
                                                                                   ============


                (See Notes to Consolidated Financial Statements)

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                       --------------
                                                                 1998                  1997
                                                            ------------           -----------
NET SALES                                                     $1,914,337            $1,261,372

COST OF SALES                                                  1,348,260               971,964
                                                            ------------           -----------
        Gross Profit                                             566,077               289,408

OPERATING EXPENSES
        Selling, general and administrative expenses             845,415               413,160
        Depreciation and amortization                            719,397               499,428
                                                            ------------           -----------
               TOTAL OPERATING EXPENSES                        1,564,812               912,588
                                                            ------------           -----------

LOSS FROM OPERATIONS                                            (998,735)             (623,180)

OTHER INCOME (EXPENSES)
        Minority interests in consolidated subsidiaries,
          net income (Loss)                                                             (1,104)
        Interest expense                                        (889,894)             (381,604)
        Other income (expenses)                                   29,877                  (442)
                                                            ------------           -----------

               TOTAL OTHER EXPENSES, NET                        (860,017)             (383,150)
                                                            ------------           -----------

LOSS BEFORE INCOME TAXES                                     (1,858,752)            (1,006,330)

        Income taxes                                                 --                     --
                                                            ------------           -----------

NET LOSS                                                    $(1,858,752)           $(1,006,330)
                                                            ============           ===========

NET LOSS PER COMMON SHARE                                   $      (.12)           $      (.09)
                                                            ============           ===========
AVERAGE COMMON SHARES OUTSTANDING                             15,714,491            10,278,972
                                                            ============           ===========


                (See Notes to Consolidated Financial Statements)

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                 Common Stock         Preferred Stock
                                 ------------         ---------------
                              Shares     Amounts     Shares     Amounts  Additional   Unrealized Loss  Retained          Total
                                                                           Paid       on Investments   Deficit        Shareholders
                                                                        in Capital      Available-                       Equity
                                                                                         For-Sale                      (Deficit)
                            ----------   --------  ---------    ------- -----------   ---------------  --------       -------------
Balance December 31, 1997   15,609,658   $ 1,561   2,141,016    $ 214   $ 4,470,168     $ (180,000)    $(13,830,716)  $ (9,538,773)

Common Stock Issued            589,686        59          --       --        59,941             --               --         60,000

Net Loss                            --        --          --       --            --             --       (1,858,752)    (1,858,752)

Balance, March 31, 1998     16,199,344   $ 1,620   2,141,016     $214   $ 4,530,109     $ (180,000)    $(15,689,468)  $(11,337,525)


                (See Notes to Consolidated Financial Statements)

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE
                                                                 THREE MONTHS ENDED
                                                                       MARCH 31
                                                              -----------------------------
                                                                 1998              1997
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Loss                                              $(1,858,752)      $(1,006,330)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
               Depreciation and amortization                      719,397           499,427
               Compensation expense on issuance of Stock           60,000            47,242
               Minority interest in subsidiary earnings                --             1,104
        Changes in operating assets and liabilities:
               Accounts receivable                               (355,733)         (324,156)
               Other receivables                               (1,019,354)           (7,415)
               Other assets                                         5,110           158,192
               Accounts payable                                 2,231,543           218,983
               Accrued liabilities                                884,349           466,104
               Customer advances                                       --            42,542
                                                              -----------       -----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                       666,560            95,693
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                      (346,292)               --
        Restricted Cash                                        (3,267,426)               --
                                                              -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                          (3,613,718)               --

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from capital lease financing                   3,000,000                --
        Proceeds from related party debt                               --            (3,000)
        Payments under capital lease obligations                   (5,687)          (47,490)
                                                              -----------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                2,994,313           (50,490)
                                                              -----------       -----------
NET INCREASE (DECREASE) IN CASH                                    47,155            45,203

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,294            55,595
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    48,449       $   100,798
                                                              ===========       ===========


                 See Notes to Consolidated Financial Statements

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION


        Supplemental disclosures of cash flow information for the nine months ended March 31, 1998 and 1997, are summarized as follows:


                                                     1998                1997
                                                 ------------        -----------
Cash paid for interest and income taxes
       Interest                                  $                   $    45,612
       Income Taxes                                      --                   --

Noncash investing and financing activities:
       Assets acquired by capital lease          $       --          $11,473,544

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation and Nature of Operations

     The consolidated financial statements include the accounts of Airstar Technologies, Inc. , formerly Xecom Corp. (a Nevada corporation incorporated on May 2, 1985), its wholly owned subsidiary, Select Switch Systems, Inc. (Select), (together "the Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

     The Company is primarily engaged in installing, maintaining and operating turnkey single soldier residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases.

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

     Intangible Assets

     In 1997, the company signed a letter of agreement whereby First Continental Capital Corporation received a 4% transaction fee of $1,619,392 for the capital lease refinancing (Note E). The intangibles are being amortized over the life of the lease of seven years using the straight line method. Intangibles are recorded net of accumulated amortization of $102,905 as of March 31, 1998.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The periods presented are the three months ended March 31, 1998 and 1997, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

B.   RESTRICTED CASH:

     At March 31, 1998, cash in the amount $1,811,359 was held in an escrow account for payment of sales and use tax liabilities in connection with August 22, 1997 capital lease financing (See Note E). The Company may petition state authorities and have such funds released from the escrow.

     At March 31, 1998, cash in the amount of $541,077 was held in an escrow account for payment of outstanding IRS tax liens and potential legal liabilities from Federal Services Corporation (See Note E).

     At March 31, 1998, cash in the amount of $3,338,455 was held in an escrow account for payment of future infrastructure build out on certain identified Army Bases (See Note E).

C.   PROPERTY AND EQUIPMENT:

     Property and equipment at March 31, 1998 is summarized as follows:

                                                                      1998
                                                              ------------
     Machinery and equipment                                  $ 27,220,364
     Furniture and fixtures                                        155,589
     Materials and supplies                                         31,291
                                                              ------------

                                                                27,407,244
     Less accumulated depreciation                              (1,590,027)
                                                              ------------

           Property and equipment, net                        $ 25,817,217
                                                              ============


     Depreciation expense for the quarter ended March 31, 1998 and 1997 was $675,295 and respectively $495,108.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


D.   RELATED PARTY-DEBT:

     Notes payable at March 31, 1998 is summarized as follows:

                                                                                       March 31, 1998
                                                                                       --------------
     Notes payable to various investors, interest payable ranging from 10% to 15%
     personally guaranteed by shareholders, all unpaid principal and
     accrued interest are past due                                                     $255,000

     Notes payable to various investors, unsecured, interest payable ranging
     from 12% to 18%, all unpaid principal and accrued interest are past due             16,000
                                                                                       --------

                                                                                        271,000
     Less current portion                                                               271,000
                                                                                       --------
                                                                                       $
                                                                                       ========




E.   COMMITMENTS AND CONTINGENCIES:

     Operating Leases

     The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2002. The accompanying statements of operations include expenses from operating leases of $35,529 and $37,331 for the three months ended March 31, 1998 and 1997, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

                                            1998                   $106,586
                                            1999                    144,402
                                            2000                     76,035
                                            2001                      7,668
                                            2002                         --
                                                                   --------

                                                                   $334,691
                                                                   ========


     The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance, and certain other operating expenses applicable to the leased items.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Capital Leases

     The following is an analysis of the book value of the leased assets included in property and equipment as of March 31, 1998.


                                                       1998
                                                   -----------
     Cost                                          $27,209,618
     Accumulated depreciation                       (1,444,852)
                                                   -----------

                                                   $25,764,766
                                                   ===========

     On August 22, 1997, the Company entered into a sales-lease back transaction, whereby, the Company sold substantially all telecommunication equipment (34 units) held at military bases to First Continental Capital Corporation (First Capital) for $29,077,234, and then entered into a capital lease agreement with First Capital. In accordance with Financial Accounting Standards No. 13 (SFAS No. 13), the profit or loss on the sale is deferred in the cost of the equipment and amortized over the life of the equipment. Terms of the agreement state that no payments are due for the period from September 1, 1997 through June 1, 1998; from July 1, 1998 through August 1, 2004, seventy four (74) equal monthly payments of $550,954 are due; with one final payment of $6,168,060 due on September 1, 2004. Payments include imputed interest at 10.25% per annum. The agreement is secured by UCC-1 filings on all equipment and is guaranteed by Sprint Communications Company, L.P. The agreement requires that $1,763,066 and $534,205 of the proceeds be held in a restricted cash account for taxes and potential legal liabilities. (Note B) Proceeds of the transaction were used to pay off previous capital lease obligations and other accounts and loans payable. On March 19, 1998, the terms of the lease were revised, whereby, from July 1, 1998 through August, 2008, one hundred twenty-two (122) equal monthly payments of $413,072 are due, with one final payment of $6,168,060 due on September 1, 2008. Payments include imputed interest at 10.25% per annum. On March 19, 1998, the Company entered into another new financing agreement with First Continental Capital Company (First Capital) for $9,997,793. The Company used the additional funds to purchase new capital leases and paid off monies owed to Sprint Communications Corporation, L.P. Terms of the agreement state that no payments are due for the period April 1, 1998 through December 1, 1998; from January 1, 1999 through August 1, 2008 one hundred sixteen (116) equal monthly payments of $136,217 are due; with one final payment of $1,999,559 due on September 1, 2008.

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

    1998                                                               $ 2,494,174
    1999                                                                 6,612,103
    2000                                                                 6,591,457
    2001                                                                 6,591,457
    2002                                                                 6,591,457
    Thereafter                                                          45,673,721
                                                                       -----------
    Total Payments                                                      74,554,369
    Less amount representing interest                                   31,658,197
                                                                       -----------
                                                                        42,896,172
    Less current portion of capital leases                                 660,912
                                                                       -----------
                                                                       $42,235,260
                                                                       ===========

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Litigation

     During 1996, the Company filed a lawsuit in the U.S. District Court of California against previous directors, shareholders, and officers of Select Switch Systems, Inc. alleging fraud, conspiracy, breach of fiduciary duty, and tortious interference with contractual relations. In response to this action these previous directors, shareholders, and officers of Select Switch Systems, Inc. filed suit against the Company in the District Court of Illinois and Texas and in the U.S. District Court of California. These actions contend the Company is liable for certain alleged unpaid promissory notes totaling approximately $1,034,000 plus interest and a supposed verbal agreement to retain an individual as a consultant. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. Management has filed pleadings denying that it has any liability with respect to the claims asserted in the lawsuit. Management contends that the notes in question were fraudulently procured and they are prepared to vigorously defend their position. Additionally, the former shareholders are asserting to rescind the Company's control and purchase of Select Switch Systems, Inc. The claims are preliminary, however, management believes a reasonable estimate of a loss, based on information currently available, is $1,907,045. Included in contingencies in the consolidated balance sheet at March 31, 1998, are liabilities of $1,907,045 associated with this action.

     During 1996, an action was filed against the Company in Federal Court in Michigan. In this action, the plaintiff was seeking damages in the sum of $750,000 for breach of contract, and for costs of the suit. The complaint alleged that the Company agreed to pay the plaintiff a commission for services rendered in connection with raising equity capital for the Company and that the promised commission has not been paid. In 1997, the suit was settled for $125,000, payable in six installments through May 20, 1998. The outstanding balance of $110,000 is included in accrued expenses on the consolidated balance sheet.

     During 1996, an action was filed against the Company in the U.S. District Court of Texas. This action contends the Company is liable for certain alleged unpaid promissory notes totaling approximately $519,000. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. prior to, and as a part of, the purchase agreement between Xecom Corp. and Select Switch Systems, Inc. Management has recorded the purchase of Select Switch Systems, Inc. as if the alleged notes were converted to equity. On April 13, 1998, a final judgment was awarded to the plaintiff totaling $840,000. On April 21, 1998, the Company entered into a Compromise Settlement Agreement ("Agreement") with the plaintiff to pay $750,000 in full payment of the final judgment amount. Terms of the Agreement are as follows: $540,000 was paid from the Company's current escrow account on April 23, 1998, four monthly payments of $40,000 are payable commencing June 8 through September 8, 1998 and two monthly payments of $25,000 on October 8 and November 8, 1998. If the Company defaults on any payments of the Agreement, then the original final judgment of $840,000 becomes due and payable. Included in accrued expenses in the consolidated balance sheet at March 31, 1998, is a liability of $750,000.

     During 1997, an action was filed against the Company for using the name "Xecom Corp." while the rights to the name belong to another corporation. Accordingly, on April 27, 1998, the United States District Court, North District of California, under Civil Action No. C-97-21099-SW mandated through a court order for the Company to operate under the name Airstar Technologies, Inc. and filed a change of name with the Secretary of State of Nevada. Additionally, a default judgment was issued against the Company for improperly using the Xecom mark. The case is in the preliminary stages and management believes the losses are remote. If the default judgment is not set aside, the Company believes a reasonable estimate of the loss, based on the information currently available, would exceed $1,000,000. The Company does not expect any further contingencies to result from this action.

     The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's financial condition as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB. Accordingly, the information contained herein should also be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10KSB for the year ended December 31, 1996 as well as other filings with the Securities and Exchange Commission.

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

OVERVIEW AND RECENT DEVELOPMENTS

The Company is primarily engaged in installing, maintaining and operating turnkey single soldier residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army and Air Force installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases.

Select Switch was awarded a ten-year exclusive contract by the Army and Air Force Exchange Services ("AAFES"), through the prime contractor, Sprint Communications Company L.P. ("Sprint"), to install, maintain and operate a turnkey single soldier residential barracks telephone service, including, if requested, wiring for cable television.

The Company is responsible for all costs and expenses associated with operating and maintaining the telecommunications equipment installed at the schools and Army bases. The telecommunications equipment remains the property of the Company. The Company is currently servicing 35 of such military bases which are comprised of approximately 70,000 residents.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESULTS OF OPERATION

For the three months ended March 31, 1998, the Company's net sales revenues increased from $1,261,372 to $1,914,337 an increase of 55% for the same period in 1997.

For the three months ended March 31, 1998, the Company's gross profit was $566,077, or 30%, as compared to $289,408, or 23% in 1997. The Company anticipates that the gross margin in 1998 will continue to increase as the Company signs up subscribers and provides other enhanced services to the servicemen, as well as reduce its operating cost of leasing trunk lines.

Selling, general and administrative expenses for 1998 amounted to $845,415, or 44% of net sales, as compared to $413,160, or 32% of net sales in 1997. The net loss of $1,858,752 was predominantly the result of depreciation and amortization expense of $719,397 and interest expense of $889,894 for a total of $1,609,291. These expenses directly relate to the telecommunication systems and equipment and related debt as they relate to the AAFES project.


LIQUIDITY AND CAPITAL RESOURCES

Both the intended increase of the Company's Military Business and the entry into the Direct Broadcast Satellite, high speed Internet and CLEC Business will require substantial additional capital investment, in particular for communication lines and central office switching equipment. Notwithstanding the Equipment Refinancing Agreements, which relate only with the Company's debt on equipment already in place, the Company will have to expend significant amounts of capital for the acquisition and maintenance of equipment on new bases. Management estimates that, during the next 18 to 24 months, the cost for such expansion will be approximately $10 million, and that the cost of the initial entry into the CLEC Business will be approximately $5 million. The Company believes that the vast majority, if not all of such funds, will have to come from sources outside the Company. There can be no assurances that the Company will be able to obtain the needed financing on terms acceptable to the Company, if at all. The failure of the Company to obtain such financing or to meet its financial commitments could have a material adverse effect on the Company's business operations or could cause the Company to reduce operations.

As of March 31, 1998, the Company's aggregate cash and cash equivalent totaled $5,739,340. The Company financed its operations in 1997 primarily from credit extended by First Continental Capital and Sprint. The Company generated little or no cash flow from operations, and no assurance can be given when, or whether, the Company will be able to earn significant cash flow therefrom. Until such time, the Company must rely on outside sources of financing to enable it to carry out its business plan during the next 18 to 24 months.

In August 1997, the Company entered into a series of agreements to refinance all of the Company's AAFES related debt obligations. The Equipment Refinancing Agreements consist of the sale and lease-back of all of the Company's switching equipment already installed. Specifically the Company sold all of its switching and central office equipment to First Continental Capital Corporation ("Lessor") for approximately $29 million; (b) the Lessor leased back all of the equipment to the Company pursuant to a seven year lease, with an effective interest rate, fully amortized, of 10.25% per annum, with a moratorium on lease payments until June 30, 1998; and (c) the proceeds of the sale were used to pay off all existing obligations to Fujitsu and CIT (approximately $19,708,000) and to Sprint ($7,413,000) and to escrow a total of approximately $2,297,271 for payment of certain outstanding obligations and an estimated reserve for any state sales tax on the sale that may arise, if any.

In March 1998, the Company completed a restructuring and expansion of the aforementioned capital lease facility totaling $41 million. Under the terms of the new leasing contract, repayments of the new combined lease has been expanded from seven to ten years. Payments of the new portion of the financing, which is being utilized primarily to expand switching, cabling, and wiring at both new and existing military facilities will be deferred until January 1999. By restructuring the existing $31 million leased facility from seven to ten years, the Company was able to reduce amortization payments by approximately $137,000 per month.

The ability of the Company to continue as a going concern is dependent upon their success in their endeavors to obtain additional sources of capital, and attain sufficient growth in their user base and revenue enhanced services to enable them to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (CONTINUED)


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

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


ITEM 2. CHANGES IN SECURITIES


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. OTHER INFORMATION

The Company has not filed its Form 10KSB for the year ended 12/31/97 & 12/31/96. During 1997, an action was filed against the Company for using the name "Xecom Corp." while the rights to the name belong to another corporation. Accordingly, on April 10, 1998, the Board of Directors authorized the Company to operate under the name Airstar Technologies, Inc. and to file a change of name with the Secretary of State of Nevada. The Company's new trading symbol was changed to ASTG.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits
               Exhibit 27.  Financial Data Schedule

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                            AIRSTAR TECHNOLOGIES, INC.




                                            By: /s/ JOSEPH C. VIGLIAROLO
                                               ---------------------------------
                                                   Joseph C. Vigliarolo
                                                   President

May 15, 1998