Form 10QSB
period 1998-06-30
AIRSTAR TECHNOLOGIES INC
filed 1998-08-14
CIK 771160

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________________ to _______________________

For Quarter Ended ____________    Commission File Number              0-27706

                           AIRSTAR TECHNOLOGIES, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                 33-0664567
               ------                                 ----------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or organization)

 1111 North Palm Canyon Drive, Suite E, Palm Springs, CA            92262
 -------------------------------------------------------            -----
    (Address of Principal Executive Offices)                      (Zip Code)

  Registrant's telephone number, including area code            (760)320-2782

   Formerly Xecom Corp. 69-730 Highway 111, Suite 101, Rancho Mirage, CA 92270
   ---------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report.)

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

The number of shares of stock of the registrant, par value .0001, outstanding as of August 12, 1998, was 17,450,021 shares of common stock; 1,536,000 Series B Preferred Shares; 605,000 Series C Preferred Shares outstanding and 12 Series D Preferred Shares.

                            FORM 10-QSB REPORT INDEX



Form 10-QSB and Item No.


PART I                FINANCIAL INFORMATION(1)


Item 1.     Financial Statements

            Consolidated Balance Sheet as of June 30, 1998
            (Unaudited)  ..........................................................................      1

            Consolidated Statements of Operations for the three months and six months
            ended June 30, 1998 and 1997  (Unaudited)..............................................      2

            Consolidated Statement of Stockholders' Equity for the six months
            ended June 30, 1998 (Unaudited)........................................................      3

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997 (Unaudited)...............................................      4   -   5

            Notes to Consolidated Financial Statements (Unaudited) ................................      6   -   11

ITEM 2.     Managements' Discussion and Analysis of the Financial
            Condition and Results of Operations ...................................................      12  -  14

PART II     OTHER INFORMATION

Item 1.  Other Information.........................................................................      15




--------

(1) The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

PART I   - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
           Cash                                                                        $    183,911
           Restricted Cash (Note B)                                                       2,444,077
           Accounts receivable                                                              830,883
           Other receivables                                                                401,916
                                                                                       ------------

                     TOTAL CURRENT ASSETS                                                 3,860,787

PROPERTY AND EQUIPMENT, net (Note C)                                                     28,340,138
DEFERRED FINANCING COSTS  (Note A)                                                        1,480,091
OTHER ASSETS                                                                                113,225
INVESTMENT                                                                                   20,013
                                                                                       ------------

                                                                                       $ 33,814,254
                                                                                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
           Accounts payable                                                            $    415,927
           Accrued liabilities                                                              679,106
           Related party debt -- current portion (Note D)                                   271,000
           Capital lease obligations -- current portion (Note E)                          1,514,510
                                                                                       ------------

                     TOTAL CURRENT LIABILITIES                                            2,880,543

CONTINGENT LIABILITY (Note E)                                                             1,907,045
Capital Lease Obligations Investor Current Portion (Note E)                              42,073,475
                                                                                       ------------
                     TOTAL LIABILITIES                                                   46,861,063

SHAREHOLDERS' EQUITY (DEFICIT)
           Preferred stock, $0.0001 par value, 50,000,000 shares
           authorized, 2,141,012 shares issued and outstanding June 30, 1998                    214
           Common stock $0.0001 par value, 100,000,000 shares
           authorized, 17,450,021 shares issued and outstanding June 30, 1998                 1,745
           Additional paid in capital                                                     4,529,984
           Unrealized loss on investments, available-for-sale                              (180,000)
           Retained deficit                                                             (17,398,752)
                                                                                       ------------
                     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                               (13,046,809)
                                                                                       ------------
                                                                                       $ 33,814,254
                                                                                       ============



                (See Notes to Consolidated Financial Statements)

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30                            JUNE 30
                                                               ------------------------------      ------------------------------
                                                                   1997              1998              1997              1998
                                                               ------------      ------------      ------------      ------------
NET SALES                                                      $  1,681,758      $  1,989,559      $  2,943,130      $  3,903,896

COST OF SALES                                                     1,172,293         1,140,215         2,144,257         2,488,475
                                                               ------------      ------------      ------------      ------------

           Gross Profit                                             509,465           849,344           798,873         1,415,421


OPERATING EXPENSES
           Selling, general and administrative expenses             429,850           843,584           843,010         1,688,999
           Depreciation and amortization                            715,466           680,627         1,214,894         1,400,024
                                                               ------------      ------------      ------------      ------------

                     TOTAL OPERATING EXPENSES                     1,145,316         1,524,211         2,057,904         3,089,023
                                                               ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                               (635,851)         (674,867)       (1,259,031)       (1,673,602)

OTHER INCOME (EXPENSES)
           Minority interests in consolidated subsidiaries            2,790                --             1,686                --
           Interest expense                                        (755,454)       (1,075,324)       (1,137,058)       (1,965,218)
           Other income (expenses)                                  (17,477)           40,907           (17,919)           70,784
                                                               ------------      ------------      ------------      ------------

                     TOTAL OTHER EXPENSES, NET                     (770,141)       (1,034,417)       (1,153,291)       (1,894,434)
                                                               ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                         (1,405,992)       (1,709,284)       (2,412,322)       (3,568,036)

           Income taxes                                                  --                --                --                --

NET LOSS                                                       $ (1,405,992)     $ (1,709,284)     $ (2,412,322)     $ (3,568,036)
                                                               ============      ============      ============      ============

NET LOSS PER COMMON SHARE                                      $       (.13)     $       (.10)     $       (.23)     $       (.22)
                                                               ------------      ============      ------------      ------------

AVERAGE COMMON SHARES OUTSTANDING                                10,964,504        16,664,878        10,621,377        16,192,310
                                                               ============      ============      ============      ------------



(See Notes to Consolidated Financial Statements)

AIRSTAR TECHNOLOGIES, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------


Common Stock   Preferred Stock





                                    Shares           Amounts              Shares            Amounts
                                  ----------       ------------          ---------        ------------
Balance December 31, 1997         15,609,658       $      1,561          2,141,016        $        214
                                  ----------       ------------          ---------        ------------
Common Stock Issued                  589,686                 59                 --                  --
                                  ----------       ------------          ---------        ------------
Preferred "D" Conversion           1,250,677                125                 (4)                 --
                                  ----------       ------------          ---------        ------------
Net Loss                                  --                 --                 --                  --
                                  ----------       ------------          ---------        ------------


Balance, June 30, 1998            17,450,021       $      1,745          2,141,012        $        214
                                  ----------       ------------          ---------        ------------


Common Stock   Preferred Stock


                                                    Unrealized Loss on                             Total
                                                       Investments                              Shareholders
                                  Additional Paid       Available-           Retained              Equity
                                     in Capital          For-Sale             Deficit             (Deficit)
                                    ------------        ------------        ------------        ------------
Balance December 31, 1997           $  4,470,168        $   (180,000)       $(13,830,716)       $ (9,538,773)
                                    ------------        ------------        ------------        ------------
Common Stock Issued                       59,941                  --                  --              60,000
                                    ------------        ------------        ------------        ------------
Preferred "D" Conversion                    (125)                 --                  --                  --
                                    ------------        ------------        ------------        ------------
Net Loss                                      --                  --          (3,568,036)         (3,568,036)
                                    ------------        ------------        ------------        ------------


Balance, June 30, 1998              $  4,529,984        $   (180,000)       $(17,398,752)       $(13,046,809)
                                    ------------        ------------        ------------        ------------



                (See Notes to Consolidated Financial Statements)

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED)

                                                                                  FOR THE
                                                                              SIX  MONTHS ENDED
                                                                                  JUNE 30
                                                                        ------------------------------
                                                                           1998                1997
                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net Loss                                                     $(3,568,036)       $(2,412,322)
               Adjustments to reconcile net loss to net cash
               used in operating activities:
                     Depreciation and amortization                        1,400,024          1,214,894
                     Compensation expense on issuance of Stock               60,000           (120,636)
                     Minority interest in subsidiary earnings                    --             (1,686)
                     Loss on sale of contract                                                  (16,331)
               Changes in operating assets and liabilities:
                     Accounts receivable                                   (197,530)          (684,353)
                     Other receivables                                     (285,113)            45,776
                     Other assets                                             3,711            146,717
                     Accounts payable                                     2,313,418            541,564
                     Accrued liabilities                                  1,126,646          1,472,814
                                                                        -----------        -----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                 853,120            186,437
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of property and equipment                           (3,513,444)                --
           Restricted Cash                                                  (20,612)                --
                                                                        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (3,534,056)                --

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from capital lease financing                          3,000,000                 --
           Payments on related party debt                                                       (3,000)
           Payments under capital lease obligations                        (136,447)          (102,677)
                                                                        -----------        -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          2,863,553           (105,677)
                                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                             182,617             80,760

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,294             55,595
                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   183,911        $   136,355
                                                                        ===========        ===========



                 See Notes to Consolidated Financial Statements

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION


          Supplemental disclosures of cash flow information for the nine months ended June 30, 1998 and 1997, are summarized as follows:


                                                    1998              1997
                                                    ----              ----
Cash paid for interest and income taxes
          Interest                                $  331,182       $   90,310
          Income Taxes                                    --               --

Noncash investing and financing activities:
          Assets acquired by capital lease        $     ----       $3,468,751

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation and Nature of Operations

     The consolidated financial statements include the accounts of Airstar Technologies, Inc., formerly Xecom Corp. (a Nevada corporation incorporated on May 2, 1985), its wholly owned subsidiary, Select Switch Systems, Inc. (Select), (together "the Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

     The Company is primarily engaged in installing, maintaining and operating turnkey single soldier residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases.

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

     Intangible Assets

     In 1997, the company signed a letter of agreement whereby First Continental Capital Corporation received a 4% transaction fee of $1,619,392 for the capital lease refinancing (Note E). The intangibles are being amortized over the life of the lease of seven years using the straight line method. Intangibles are recorded net of accumulated amortization of $139,301 as of June 30, 1998.

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

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



     The periods presented are the six months ended June 30, 1998 and 1997, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.



B.   RESTRICTED CASH:

     At June 30, 1998, cash in the amount $1,197,953 was held in an escrow account for payment of sales and use tax liabilities in connection with August 22, 1997 capital lease financing (See Note E). The Company may petition state authorities and have such funds released from the escrow.

     At June 30, 1998, cash in the amount of $1,246,124 was held in an escrow account for payment of future infrastructure build out on certain identified Army Bases (See Note E).

C.   PROPERTY AND EQUIPMENT:

     Property and equipment at June 30, 1998 is summarized as follows:

                                                 1998
                                             ------------
     Machinery and equipment                 $ 30,361,305
     Furniture and fixtures                       161,113
     Materials and supplies                        51,978
                                             ------------

                                               30,574,396
     Less accumulated depreciation             (2,234,258)
                                             ------------
           Property and equipment, net       $ 28,340,138
                                             ============


     Depreciation expenses for the periods ended June 30, 1998 and 1997 were $1,319,526 and $1,206,256 respectively.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


D.   RELATED PARTY-DEBT:

     Notes payable at June 30, 1998 is summarized as follows:
                                                                                     June 30, 1998
                                                                                     -------------

     Notes payable to various investors, interest payable ranging from 10% to 15%
     personally guaranteed by shareholders, all unpaid principal and
     accrued interest are past due.                                                     $255,000

     Notes payable to various investors, unsecured, interest payable ranging
     from 12% to 18%, all unpaid principal and accrued interest are past due.             16,000
                                                                                        --------

                                                                                         271,000
     Less current portion                                                                271,000
                                                                                        --------
                                                                                        $     --
                                                                                        ========


E.   COMMITMENTS AND CONTINGENCIES:

     Operating Leases

     The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2002. The accompanying statements of operations include expenses from operating leases of $71,969 and $92,864 for the three months ended June 30, 1998 and 1997, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

     1998       $ 70,146
     1999        144,402
     2000         76,035
     2001          7,668
     2002             --
                --------

                $298,251
                ========


     The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance, and certain other operating expenses applicable to the leased items.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Capital Leases

     The following is an analysis of the book value of the leased assets included in property and equipment as of June 30, 1998.


                                         1998
                                    ------------
     Cost                           $ 30,361,305
     Accumulated depreciation         (2,172,274)
                                    ------------
                                     $28,189,031
                                     ===========

     On August 22, 1997, the Company entered into a sales-lease back transaction, whereby, the Company sold substantially all telecommunication equipment (34 units) held at military bases to First Continental Capital Corporation (First Capital) for $29,077,234, and then entered into a capital lease agreement with First Capital. In accordance with Financial Accounting Standards No. 13 (SFAS No. 13), the profit or loss on the sale is deferred in the cost of the equipment and amortized over the life of the equipment. Terms of the agreement state that no payments are due for the period from September 1, 1997 through June 1, 1998; from July 1, 1998 through August 1, 2004, seventy four (74) equal monthly payments of $550,954 are due; with one final payment of $6,168,060 due on September 1, 2004. Payments include imputed interest at 10.25% per annum. The agreement is secured by UCC- 1 filings on all equipment and is guaranteed by Sprint Communications Company, L.P. The agreement requires that $1,763,066 and $534,205 of the proceeds be held in a restricted cash account for taxes and potential legal liabilities. (Note B) Proceeds of the transaction were used to pay off previous capital lease obligations and other accounts and loans payable. On March 19, 1998, the terms of the lease were revised, whereby, from July 1, 1998 through August, 2008, one hundred twenty-two (122) equal monthly payments of $413,072 are due, with one final payment of $6,168,060 due on September 1, 2008. Payments include imputed interest at 10.25% per annum. On March 19, 1998, the Company entered into another new financing agreement with First Continental Capital Company (First Capital) for $9,997,793. The Company used the additional funds to purchase new capital leases and paid off monies owed to Sprint Communications Corporation, L.P. Terms of the agreement state that no payments are due for the period April 1, 1998 through December 1, 1998; from January 1, 1999 through August 1, 2008 one hundred sixteen (116) equal monthly payments of $136,217 are due; with one final payment of $1,999,559 due on September 1, 2008.

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

     1998                                         $ 2,626,891
     1999                                           6,610,433
     2000                                           6,591,457
     2001                                           6,591,457
     2002                                           6,591,457
     Thereafter                                    44,969,921
                                                  -----------
     Total Payments                                73,981,616
     Less amount representing interest             30,393,631
                                                  -----------
                                                   43,587,985
     Less current portion of capital leases         1,514,510
                                                  -----------
                                                  $42,073,475
                                                  ===========

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

          COMMITMENTS AND CONTINGENCIES (CONTINUED)

     During 1996, the Company filed a lawsuit in the U.S. District Court of California against previous directors, shareholders, and officers of Select Switch Systems, Inc. Alleging fraud, conspiracy, breach of fiduciary duty, and tortious interference with contractual relations. In response to this action these previous directors, shareholders, and officers of Select Switch Systems, Inc. filed suit against the Company in the District Court of Illinois and Texas and in the U.S. District Court of California. These actions contend the Company is liable for certain alleged unpaid promissory notes totaling approximately $1,034,000 plus interest and a supposed verbal agreement to retain an individual as a consultant. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. Management has filed pleadings denying that it has any liability with respect to the claims asserted in the lawsuit. Management contends that the notes in question were fraudulently procured and they are prepared to vigorously defend their position. Additionally, the former shareholders are asserting to rescind the Company's control and purchase of Select Switch Systems, Inc. On July 2, 1998, the plaintiffs in the Illinois case received a judgement against the Company for $1,750,000. Management believes a reasonable estimate of a loss, based on information currently available on all the above lawsuits, is $1,907,045. Included in contingencies in the consolidated balance sheet at June 30, 1998, are liabilities of $1,907,045 associated with this action. The Company plans to take all actions necessary to mitigate these lawsuits.

     During 1996, an action was filed against the Company in Federal Court in Michigan. In this action, the plaintiff was seeking damages in the sum of $750,000 for breach of contract, and for costs of the suit. The complaint alleged that the Company agreed to pay the plaintiff a commission for services rendered in connection with raising equity capital for the Company and that the promised commission has not been paid. In 1997, the suit was settled for $125,000, payable in six installments through May 20, 1998. The outstanding balance of $20,000 is included in accrued expenses on the consolidated balance sheet.

     During 1996, an action was filed against the Company in the U.S. District Court of Texas. This action contends the Company is liable for certain alleged unpaid promissory notes totaling approximately $519,000. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. prior to, and as a part of, the purchase agreement between Xecom Corp. and Select Switch Systems, Inc. Management has recorded the purchase of Select Switch Systems, Inc. as if the alleged notes were converted to equity. On April 13, 1998, a final judgment was awarded to the plaintiff totaling $840,000. On April 21, 1998, the Company entered into a Compromise Settlement Agreement ("Agreement") with the plaintiff to pay $750,000 in full payment of the final judgment amount. Terms of the Agreement are as follows: $540,000 was paid from the Company's current escrow account on April 23, 1998, four monthly payments of $40,000 are payable commencing June 8 through September 8, 1998 and two monthly payments of $25,000 on October 8 and November 8, 1998. If the Company defaults on any payments of the Agreement, then the original final judgment of $840,000 becomes due and payable. Included in accrued expenses in the consolidated balance sheet at June 30, 1998, is a liability of $170000.

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

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY



                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's financial condition as of June 30, 1998 and results of operations for the six months ended June 30, 1998 and 1997, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB. Accordingly, the information contained herein should also be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1996 as well as other filings with the Securities and Exchange Commission.

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

OVERVIEW AND RECENT DEVELOPMENTS

The Company is primarily engaged in installing, maintaining and operating turnkey single soldier residential barracks telecommunications services, through a 10-year subcontract agreement with Sprint Communications Company L.P., to the nations Army installations. The services can include local and long distance, call waiting, call forwarding, call conferencing, re-dial, speed dial, voice mail and Internet Access which provides a total spectrum of communication products and services. The Company has proceeded with filings to obtain Local Exchange Carrier (LEC) status in the States where it maintains switching services to the military, to provide both Local Exchange (Dial Tone) and Internet Services as well as the aforementioned services to an expanded population of the military and extending to the civilian households and business customers which surround these military bases.

Select Switch was awarded a ten-year exclusive contract by the Army and Air Force Exchange Services ("AAFES"), through the prime contractor, Sprint Communications Company L.P. ("Sprint"), to install, maintain and operate a turnkey single soldier residential barracks telephone service, including, if requested, wiring for cable television. The Company was also awarded a five-year contract to provide the aforementioned services to the Air Force Academy.

The Company is responsible for all costs and expenses associated with operating and maintaining the telecommunications equipment installed at the schools and Army bases. The telecommunications equipment remains the property of the Company. The Company is currently servicing 35 of such military bases which are comprised of approximately 70,000 residents.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (CONTINUED)



RESULTS OF OPERATION

For the six months ended June 30, 1998, the Company's net sales revenues increased from $2,943,130 to $3,903,896 an increase of 37% for the same period in 1997.

For the six months ended June 30, 1998, the Company's gross profit was $1,415,421, or 36%, as compared to $798,873, or 27% in 1997. The increase in the margins is a result of reduced trunking costs. The Company anticipates that the gross margin in 1998 will continue to increase as the Company signs up subscribers and provides other enhanced services to the servicemen, as well as further reducing its operating cost of leasing trunk lines, however, no assurances can be given to that effect.

Selling, general and administrative expenses for 1998 amounted to $1,688,999, or 43% of net sales, as compared to $843,010, or 29% of net sales in 1997. The net loss of $3,568,036 was predominantly the result of depreciation and amortization expense of $1,400,024 and interest expense of $1,965,218 for a total of $3,365,242. These expenses directly relate to the telecommunication systems and equipment and related debt as they relate to the AAFES project.


LIQUIDITY AND CAPITAL RESOURCES

Both the intended increase of the Company's Military Business and the entry into the Direct Broadcast Satellite, cable tv and high-speed internet will require substantial additional capital investment, in particular for communication lines and central office switching equipment. Notwithstanding the Equipment Refinancing Agreements, which relate only with the Company's debt on equipment already in place, the Company will have to expend significant amounts of capital for the acquisition and maintenance of equipment on new bases. Management estimates that, during the next 6 to 12 months, the cost for such expansion will be approximately $10 million. The Company believes that the vast majority, if not all of such funds, will have to come from sources outside the Company. There can be no assurances that the Company will be able to obtain the needed financing on terms acceptable to the Company, if at all. The failure of the Company to obtain such financing or to meet its financial commitments could have a material adverse effect on the Company's business operations or could cause the Company to reduce operations.

As of June 30, 1998, the Company's aggregate cash and cash equivalent totaled $2,627,988. The Company financed its operations in 1997 primarily from credit extended by First Continental Capital and Sprint. The Company generated little or no cash flow from operations, and no assurance can be given when, or whether, the Company will be able to earn significant cash flow therefrom. Until such time, the Company must rely on outside sources of financing to enable it to carry out its business plan during the next 18 to 24 months.

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

In March 1998, the Company completed a restructuring and expansion of the aforementioned capital lease facility totaling $41 million. Under the terms of the new leasing contract, repayments of the new combined lease has been expanded from seven to ten years. Payments of the new portion of the financing, which is being utilized primarily to expand switching, cabling, and wiring at both new and existing military facilities will be deferred until January 1999. By restructuring the existing $31 million leased facility from seven to ten years, the Company was able to reduce amortization payments by approximately $137,000 per month, which is equal to the additional payments which begin in January 1999.

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (CONTINUED)




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

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


ITEM 2. CHANGES IN SECURITIES


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. OTHER INFORMATION

The Company has not filed its Form 10-KSB for the year ended 12/31/97 & 12/31/96. During 1997, an action was filed against the Company for using the name "Xecom Corp." while the rights to the name belong to another corporation. Accordingly, on April 10, 1998, the Board of Directors authorized the Company to operate under the name Airstar Technologies, Inc. and to file a change of name with the Secretary of State of Nevada. The Company's trading symbol was changed to ASTG.

On July 2, 1998, the plaintiffs in the Illinois litigation received a judgement against the Company for $1.75 million.

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



                                            AIRSTAR TECHNOLOGIES, INC.




                                            BY: /S/ JOSEPH C. VIGLIAROLO
                                                 ___________________________
                                                JOSEPH C. VIGLIAROLO
                                                PRESIDENT


August 14, 1998