Form 10QSB
period 1998-09-30
AIRSTAR TECHNOLOGIES INC
filed 1998-11-16
CIK 771160

                                 FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                    to
                                ------------------    -------------------------

For Quarter Ended                          Commission File Number   0-27706
                  -----------------------                          ------------

                             AIRSTAR TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

             Nevada                                      33-0664567
-------------------------------------      ------------------------------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)

 1111 North Palm Canyon Drive, Suite E, Palm Springs, CA            92262
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)

    Registrant's telephone number, including area code          (760)320-2782
                                                       ------------------------
    N/A
-------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes                                 No   X
                 -----                              -----

The number of shares of stock of the registrant, par value .0001, outstanding as of November 12, 1998, was 21,850,021 shares of common stock; 1,536,000 Series B Preferred Shares; 455,000 Series C Preferred Shares outstanding and 12 Series D Preferred Shares.

                              FORM 10-QSB REPORT INDEX

FORM 10-QSB AND ITEM NO.

PART I     FINANCIAL INFORMATION(1)

ITEM 1.    Financial Statements
           Consolidated Balance Sheet as of September 30, 1998
           (Unaudited)......................................................   1

           Consolidated Statements of Operations for the three months and
           nine months ended September 30, 1998 and 1997 (Unaudited)........   2

           Consolidated Statement of Stockholders' Equity for the nine
           months ended September 30, 1998 (Unaudited)......................   3

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1998 and 1997 (Unaudited) ...................   4 - 5

           Notes to Consolidated Financial Statements (Unaudited)...........   6 - 12

ITEM 2.    Managements' Discussion and Analysis of the Financial
           Condition and Results of Operations .............................  13 - 14

PART II   OTHER INFORMATION

Item 1.  Other Information..................................................  15

--------------
(1) The accompanying financial statements are not covered by an independent Certified Public Accountants Report.

PART I   - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
   Cash                                                        $   292,609
   Restricted Cash (Note B)                                        189,669
   Accounts receivable                                             802,860
   Other receivables                                               391,917
                                                               ------------
TOTAL CURRENT ASSETS                                             1,677,055

PROPERTY AND EQUIPMENT, net (Note C)                            28,600,863
DEFERRED FINANCING COSTS  (Note A)                               1,443,696
OTHER ASSETS                                                        78,266
INVESTMENT                                                          20.013
                                                               ------------
                                                               $31,819,893
                                                               ------------
                                                               ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                            $   886,134
   Accrued liabilities                                             919,422
   Related party debt -- current portion (Note D)                  255,000
   Capital lease obligations -- current portion (Note E)         1,964,324
                                                               ------------
      TOTAL CURRENT LIABILITIES                                  4,024,880

CONTINGENT LIABILITY (Note E)                                    1,769,605
Capital Lease Obligations Investor Current Portion (Note E)     41,627,758
                                                               ------------
      TOTAL LIABILITIES                                         47,422,243

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.0001 par value, 50,000,000
      shares authorized, 1,991,012 shares issued
      and outstanding September 30, 1998                               199
   Common stock $0.0001 par value, 100,000,000
      shares authorized, 17,600,021 shares issued
      and outstanding September 30, 1998                             1,760
   Additional paid in capital                                    4,529,984
   Unrealized loss on investments, available-for-sale             (180,000)
   Retained deficit                                            (19,954,293)
                                                               ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                     (15,602,350)
                                                               ------------
                                                               $31,819,893
                                                               ------------
                                                               ------------

                (See Notes to Consolidated Financial Statements)

                     AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30              SEPTEMBER 30

                                                        1997          1998           1997          1998
                                                        ----          ----           ----          ----
NET SALES                                            $2,019,133    $2,060,351     $4,962,263    $5,964,247

COST OF SALES                                         1,382,508     1,341,315      3,526,765     3,829,790
                                                    ------------  ------------   ------------  ------------
   Gross Profit                                         636,625       719,036      1,435,498     2,134,457


OPERATING EXPENSES
   Selling, general and administrative expenses       1,277,498     1,027,234      2,120,508     2,716,233
   Depreciation and amortization                        386,244       684,845      1,601,138     2,084,869
                                                    ------------  ------------   ------------  ------------
       TOTAL OPERATING EXPENSES                       1,663,742     1,712,079      3,721,646     4,801,102
                                                    ------------  ------------   ------------  ------------
LOSS FROM OPERATIONS                                 (1,027,117)     (993,043)    (2,286,148)   (2,666,645)

OTHER INCOME (EXPENSES)
   Minority interests in consolidated subsidiaries         8926                       10,612
   Interest expense                                    (843,452)   (1,125,618)    (1,980,510)   (3,090,836)
   Other income (expenses)                                 (576)     (436,880)       (18,495)     (366,096)
                                                    ------------  ------------   ------------  ------------
       TOTAL OTHER EXPENSES, NET                       (835,102)   (1,562,498)    (1,988,393)   (3,456,932)
                                                    ------------  ------------   ------------  ------------
LOSS BEFORE INCOME TAXES                             (1,862,219)   (2,555,541)    (4,274,541)   (6,123,577)

   Income taxes                                          ---           ---            ---          ---

NET LOSS                                            $(1,862,219)  $(2,555,541)   $(4,274,541)  $(6,123,577)
                                                    ------------  ------------   ------------  ------------
                                                    ------------  ------------   ------------  ------------
NET LOSS PER COMMON SHARE                                 $(.12)        $(.15)         $(.35)        $(.37)
                                                    ------------  ------------   ------------  ------------
                                                                  ------------                 ------------
AVERAGE COMMON SHARES OUTSTANDING                    14,919,343    17,516,869     12,069,776    16,638,682
                                                    ------------  ------------   ------------  ------------
                                                    ------------  ------------   ------------  ------------

(See Notes to Consolidated Financial Statements)

AIRSTAR TECHNOLOGIES, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                            Common Stock           Preferred Stock
--------------------------------------------------------------------------------------------------------------------------------
                               Shares     Amount     Shares     Amount   Additional    Unrealized    Retained        Total
                                             $                     $        Paid        Loss on      Deficit      Shareholders
                                                                         in Capital   Investments                    Equity
                                                                                       Available-                  (Deficit)
                                                                                        For-Sale
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997    15,609,658    $1,561   2,141,016     $214   $4,470,168     $(180,000)  $(13,830,716)   $ (9,538,773)
--------------------------------------------------------------------------------------------------------------------------------
Common Stock Issued             589,686        59          --       --       59,941            --             --          60,000
--------------------------------------------------------------------------------------------------------------------------------
Preferred "C" Conversion        150,000        15    (150,000)     (15)          --            --             --              --
--------------------------------------------------------------------------------------------------------------------------------
Preferred "D" Conversion      1,250,677       125          (4)      --         (125)           --             --              --
--------------------------------------------------------------------------------------------------------------------------------
Net Loss                             --        --          --       --           --            --     (6,123,577)     (6,123,577)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998       17,600,021    $1,760   1,991,012     $199   $4,529,984     $(180,000)  $(19,954,293)   $(15,602,350)
--------------------------------------------------------------------------------------------------------------------------------

                               (See Notes to Consolidated Financial Statements)

                       AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                              FOR THE
                                                         NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                       ------------
                                                       1998              1997
                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                            $(6,123,577)   $(4,274,541)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                      2,084,869      1,601,136
      Compensation expense on issuance of Stock             60,000        (36,636)
      Minority interest in subsidiary earnings                 ---        (10,612)
      Loss on sale of contract                                            (16,331)
   Changes in operating assets and liabilities:
      Accounts receivable                                 (169,507)      (637,405)
      Other receivables                                   (275,114)        20,321
      Financing Costs                                                  (1,234,862)
      Other assets                                          38,670        146,390
      Accounts payable                                   2,783,624        614,516
      Accrued liabilities                                1,632,997      3,163,267
                                                        -----------    -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                 31,962       (664,757)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (4,422,619)           ---
   Restricted Cash                                       2,233,796            ---
                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (2,188,823)           ---
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from capital lease financing                 3,000,000      3,719,385
   Payments on related party debt                                          (3,000)
   Payments under capital lease obligations               (398,384)      (123,951)
   Payments on notes payable                              (153,440)      (400,000)
                                                        -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         2,448,176      3,192,434
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH                            291,315      2,527,677

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,294         55,595
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $292,609     $2,583,272
                                                        -----------    -----------
                                                        -----------    -----------

                        See Notes to Consolidated Financial Statements

                   AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION


     Supplemental disclosures of cash flow information for the nine months ended September 30, 1998 and 1997, are summarized as follows:


                                                        1998          1997
                                                        ----          ----
   Cash paid for interest and income taxes
      Interest                                       $  906,759    $ 2,382,486
      Income Taxes                                         ----           ----

   Noncash investing and financing activities:
      Assets acquired by capital lease               $     ----    $ 3,477,111
      Payables included in equipment lease           $6,613,261    $ 5,973,140
      Refinance of capital lease debt                      ----    $27,120,914
      Accrued interest deferred into capital lease   $1,957,990           ----
      Financing cost included in capital lease       $  384,530           ----

                  AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Airstar Technologies, Inc. , formerly Xecom Corp. (a Nevada corporation incorporated on May 2, 1985), its wholly owned subsidiary, Select Switch Systems, Inc. (Select), (together "the Company"). All significant inter-company transactions and amounts have been eliminated in the consolidating process.

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

     On October 13, 1998, Airstar Technologies filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code in Case No. RS98-30282MG. The Company's wholly-owned subsidiary, Select Switch Systems, Inc., filed for Chapter 11 protection at the same time, in the same court, in Case No. RS98-30293MG. The filings were made to facilitate the restructuring of the Company's operations and financing arrangements.


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

     INTANGIBLE ASSETS

     In 1997, the company signed a letter of agreement whereby First Continental Capital Corporation received a 4% transaction fee of $1,619,392 for the capital lease refinancing (Note E). The intangibles are being amortized over the life of the lease of ten years using the straight line method. Intangibles are recorded net of accumulated amortization of $175,696 as of September 30, 1998.

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

                   AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     The periods presented are the nine months ended September 30, 1998 and 1997, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


B.   RESTRICTED CASH:

     At September 30, 1998, cash in the amount $3,173 was held in an escrow account for payment of sales and use tax liabilities in connection with August 22, 1997 capital lease financing (See Note E). The Company may petition state authorities and have such funds released from the escrow.

     At September 30, 1998, cash in the amount of $186,496 was held in an escrow account for payment of future infrastructure build-out on certain identified Army Bases and payments in accordance with amendments to the Sprint subcontract.
     (See Note E).

C.   PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 1998 is summarized as follows:

                                                               1998
                                                              ------
     Machinery and equipment                                $31,269,460
     Furniture and fixtures                                     162,133
     Materials and supplies                                      51,978
                                                            ------------

                                                             31,483,571
     Less accumulated depreciation                           (2,882,708)
                                                            ------------
        Property and equipment, net                         $28,600,863
                                                            ------------
                                                            ------------


Depreciation expenses for the periods ended September 30, 1998 and 1997 were $1,967,976 and $1,573,479 respectively.

                   AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


D.   RELATED PARTY-DEBT:

     Notes payable at September 30, 1998 is summarized as follows:

                                                                               September 30, 1998
                                                                               ------------------
     Notes payable to various investors, interest payable ranging from 10%
     to 15% personally guaranteed by shareholders, all unpaid principal and
     accrued interest are past due.                                               $255,000


     Less current portion                                                         $255,000
                                                                                  ---------
                                                                                  $   0
                                                                                  ---------
                                                                                  ---------


E.   COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES

     The Company leases office facilities and equipment under operating leases which expire at various dates through the year 2002. The accompanying statements of operations include expenses from operating leases of $107,042 and $127,821 for the nine months ended September 30, 1998 and 1997, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

                 1998                               $ 35,073
                 1999                                144,402
                 2000                                 76,035
                 2001                                  7,668
                 2002                                    ---
                                                    --------
                                                    $263,178
                                                    --------
                                                    --------

     The noncancelable operating leases provide that the Company pays for taxes, licenses, insurance, and certain other operating expenses applicable to the leased items.

                   AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     CAPITAL LEASES

     The following is an analysis of the book value of the leased assets included in property and equipment as of September 30, 1998.

                                                         1998
                                                         ----
          Cost                                       $31,269,460
          Accumulated depreciation                    (2,812,393)
                                                     ------------
                                                     $28,457,067
                                                     ------------
                                                     ------------

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

     The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments are as follows:

          1998                                                  $ 1,797,250
          1999                                                    6,610,700
          2000                                                    6,591,457
          2001                                                    6,591,457
          2002                                                    6,591,457
          Thereafter                                             44,969,921
                                                                ------------
          Total Payments                                         73,152,242
          Less amount representing interest                      29,560,160
                                                                ------------
                                                                 43,592,082
          Less current portion of capital leases                  1,964,324
                                                                ------------
                                                                $41,627,758
                                                                ------------
                                                                ------------

                   AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     During 1996, the Company filed a lawsuit in the U.S. District Court of California against previous directors, shareholders, and officers of Select S witch Systems, Inc. Alleging fraud, conspiracy, breach of fiduciary duty, and tortious interference with contractual relations. In response to this action these previous directors, shareholders, and officers of Select Switch Systems, Inc. filed suit against the Company in the District Court of Illinois and Texas and in the U.S. District Court of California. These actions contend the Company is liable for certain alleged unpaid promissory notes totaling approximately $1,034,000 plus interest and a supposed verbal agreement to retain an individual as a consultant. Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. Management has filed pleadings denying that it has any liability with respect to the claims asserted in the lawsuit. Management contends that the notes in question were fraudulently procured and they are prepared to vigorously defend their position. Additionally, the former shareholders are asserting to rescind the Company's control and purchase of Select Switch Systems, Inc. On July 2, 1998, the plaintiffs in the Illinois case received a judgement against the Company for $1,750,000. Included in contingencies in the consolidated balance sheet at September 30, 1998, are liabilities of $1,769,605 associated with this action. The Company plans to take all actions neessary to mitigate these lawsuits.

     During 1996, an action was filed against the Company in Federal Court in Michigan. In this action, the plaintiff was seeking damages in the sum of $750,000 for breach of contract, and for costs of the suit. The complaint alleged that the Company agreed to pay the plaintiff a commission for services rendered in connection with raising equity capital for the Company and that the promised commission has not been paid. In 1997, the suit was settled for $125,000, payable in six installments through May 20, 1998.
     The outstanding balance has been paid in full.

     During 1996, an action was filed against the Company in the U.S. District Court of Texas. This action contends the Company is liable for certain alleged unpaid promissory notes totaling approximately $519,000.
     Management contends the alleged notes payable were converted by the previous shareholders/officers of Select Switch Systems, Inc. to equity of Select Switch Systems, Inc. prior to, and as a part of, the purchase agreement between Xecom Corp. and Select Switch Systems, Inc. Management has ercorded the purchase of Select Switch Systems, Inc. as if the alleged notes were converted to equity. On April 13, 1998, a final judgment was awarded to the plaintiff totaling $840,000. On April 21, 1998, the Company entered into a Compromise Settlement Agreement ("Agreement") with the plaintiff to pay $750,000 in full payment of the final judgment amount. Terms of the Agreement are as follows: $540,000 was paid from the Company's current escrow account on April 23, 1998, four monthly payments of $40,000 are payable commencing June 8 through September 8, 1998 and twop monthly payments of $25,000 on October 8 and November 8, 1998. If the Company defaults on any payments of the Agreement, then the original final judgmenet of $840,000 becomes due and payable. Included in accrued expenses in the consolidated balance sheet at September 30, 1998, is a liability of $90,000.

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

     On August 26, 1998, a lawsuit was filed by Topnet, Inc., Mario Lanza, Mark Lawrence, Indian Wells Investment Company, Monte Anderson, Gary Stoller, Greg Dhuyvetter and James Gleason, in the State of Nevada, asking the Court to require the Company to hold a shareholders meeting.The Company has plans to hold a shareholders meeting as soon as it meets the requirements of the SEC for such an event.

     On August 27, 1998, a lawsuit was filed by the Company against Joseph Lanza, Jayne Lanza, Mario Lanza, Indian Wells Investment Company and several other entities believed to be owned or controlled by Joseph
     Lanza. The case, entitled
     AIRSTAR TECHNOLOGIES, INC. V. JOSEPH LANZA ET AL, filed in California Superior Court (Riverside County) as Case No. INC008689, arose out of actions of the defendants in connection with a consulting agreement between Airstar Technologies and Indian Wells Investment Company, the sale of SelecTel Corporation, overbilling and false billing by Indian wells Investment Company, fraudulent concealment by Jospeh Lanza of his background as it relates to the securities industry and fraudulent non-disclosure of information to the Company which had a materially adverse effect on the Company's business. The Company has sought and obtained an injunction by the Court preventing the defendants from transferring or trading any of their stock in Airstar, from voting their shares in any way and from soliciting the proxies of other shareholders.

     The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.


F.   SUBSEQUENT EVENTS

     On October 13, 1998, Airstar Technologies filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code in Case No. RS98-30282MG. The Company's wholly-owned subsidiary, Select Switch Systems, Inc., filed for Chapter 11 protection at the same time in the same court in Case No. RS98-30293MG. The filings were made to facilitate the restructuring of the Company's operations and financing arrangements.

                  .0AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

                        PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's financial condition as of September 30, 1998 and results of operations for the nine months ended September 30, 1998 and 1997, should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB. Accordingly, the information contained herein should also be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10KSB for the year ended December 31, 1996 as well as other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATION

For the nine months ended September 30, 1998, the Company's net sales revenues increased from $4,962,263 to $5,964,247 an increase of 20% for the same period in 1997.

For the nine months ended September 30, 1998, the Company's gross profit was $2,134,457, or 36%, as compared to $1,435,498, or 29% in 1997. The increase in the margins is the result of reduced trunking costs.

Selling, general and administrative expenses for 1998 amounted to $2,716,233, or
45% of net sales, as compared to $2,120,508, or   43% of net sales in 1997.  The
net loss of $6,123,577 was predominantly the result of depreciation and amortization expense of $2,084869 and interest expense of $3,090,836 for a total of $5,175,705. These expenses directly relate to the telecommunication systems and equipment and related debt as they relate to the AAFES project.

LIQUIDITY AND CAPITAL RESOURCES

Both the intended increase of the Company's Military Business and the entry into the Direct Broadcast Satellite, cable TV and high speed Internet will require substantial additional capital investment, in particular for communication lines and central office switching equipment. Notwithstanding the Equipment Refinancing Agreements, which relate only with the Company's debt on equipment already in place, the Company will have to expend significant amounts of capital for the acquisition and maintenance of equipment on new bases. Management estimates that, during the next 6 to12 months, the cost for such expansion will be approximately $10 million. The Company believes that the vast majority, if not all of such funds, will have to come from sources outside the Company. There can be no assurances that the Company will be able to obtain the needed financing on terms acceptable to the Company, if at all. The failure of the Company to obtain such financing or to meet its financial commitments could have a material adverse effect on the Company's business operations or could cause the Company to reduce operations.

As of September 30, 1998, the Company's aggregate cash and cash equivalent totaled $482,277. The Company financed its operations in 1997 primarily from credit extended by First Continental Capital and Sprint. The Company generated little or no cash flow from operations, and no assurance can be given when, or whether, the Company will be able to earn significant cash flow therefrom.
Until such time, the Company must rely on outside sources of financing to enable it to carry out its business plan during the next 18 to 24 months.

In August 1997, the Company entered into a series of agreements to refinance all of the Company's AAFES related debt obligations. The Equipment Refinancing Agreements consist of the sale and lease-back of all of the Company's switching equipnment already installed. Specifically the Company sold all of its switching and central office equipment to First Continental Capital Corporation ("Lessor") for approximately $29 million; (b) the Lessor leased back all of the equipment to the Company pursuant to a seven year lease, with an effective interest rate, fully amortized, of 10.25% per annum, with a moritorium on lease payments until June 30, 1998; and (c) the proceeds of the sale were used to pay off all existing obligations to Fujitsu and CIT (approximately $19,708,000) and to Sprint ($7,413,000) and to escrow a total of approximately $2,297,271 for payment of certain outstanding obligations and an estimated reserve for any state sales tax on the sale that may arise, if any.

In March 1998, the Company completed a restructuring and expansion of the aforementioend capital lease facility totaling $41million. Under the terms of the new leasing contract, repayments of the new combined lease has been expanded from seven to ten years. Payments of the new portion of the financing, which is being utilized primarily to expand switching, cabling, and wiring at both new and existing military facilities will be defrerred until January 1999. By restructuring the existing $31 million leased facility from seven to ten years, the Company was able to reduce ammortization payments by approximately $137,000 per month, which is equal to the additional payments which begin in January 1999. The Company commenced payment on its lease obligations on July 1st, 1998. After obtaining clearance from the applicable state authorities, confirming that there was no sales tax liability owing, the Company utilized these escrow funds to make its lease payments and to fund operations. The Company is experiencing approximately $400,000 negative cash flow from operations on a monthly basis going forward.

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

On October 13, 1998, Airstar Technologies filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's wholly-owned subsidiary, Select Switch Systems, Inc., filed for Chapter 11 protection at the same time. The filing was made to facilitate the restructuring of the Company's operations and financing arrangements.


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

                    AIRSTAR TECHNOLOGIES, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On August 26, 1998, a lawsuit was filed by Topnet, Inc., Mario Lanza, Mark Lawrence, Indian Wells Investment Company, Monte Anderson, Gary Stoller, Greg Dhuyvetter and James Gleason, in the State of Nevada, asking the Court to require the Company to hold a shareholders meeting.The Company has plans to hold a shareholders meeting as soon as it meets the requirements of the SEC for such an event.

On August 27, 1998, a lawsuit was filed by the Company against Joseph Lanza, Jayne Lanza, Mario Lanza, Indian Wells Investment Company and several other entities believed to be owned or controlled by Joseph Lanza. The case, entitled
AIRSTAR TECHNOLOGIES, INC. V. JOSEPH LANZA ET AL, filed in California Superior Court (Riverside County) as Case No. INC008689, arose out of actions of the defendants in connection with a consulting agreement between Airstar Technologies and Indian Wells Investment Company, the sale of SelecTel Corporation, overbilling and false billing by Indian wells Investment Company, fraudulent concealment by Jospeh Lanza of his background as it relates to the securities industry and fraudulent non-disclosure of information to the Company which had a materially adverse effect on the Company's business.

The Company has sought and obtained an injunction by the Court preventing the defendants from transferring or trading any of their stock in Airstar, from voting their shares in any way and from soliciting the proxies of other shareholders.


ITEM 2.   CHANGES IN SECURITIES


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   OTHER INFORMATION

On July 2, 1998, the plaintiffs in the Illinois litigation received a judgement against the Company for $1.75 million.

On October 13, 1998, Airstar Technologies filed a voluntary petition in the U.S. Bankruptcy Court for the Central District of California for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code in Case No. RS98-30282MG. The Company's wholly-owned subsidiary, Select Switch Systems, Inc., filed for Chapter 11 protection at the same time in the same court in Case No. RS98-30293MG. The filings were made to facilitate the restructuring of the Company's operations and financing arrangements.

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



                                       AIRSTAR TECHNOLOGIES, INC.




                                       BY: ___________________________
                                            JOSEPH C. VIGLIAROLO
                                            PRESIDENT

November 14, 1998